Form 10-Q
period 2016-03-31
Steadfast Apartment REIT III, Inc.
filed 2016-05-13
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number 333-207952
STEADFAST APARTMENT REIT III, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-4871012
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18100 Von Karman Avenue, Suite 500
Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)
 (949) 852-0700
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 6, 2016, there were 8,795 shares of the Registrant’s Class A common stock issued and outstanding and zero shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	2
Consolidated Statement of Operations for the three months ended March 31, 2016 (unaudited)	3
Consolidated Statements of Stockholders’ Equity for the period from July 29, 2015 (inception) to December 31, 2015 and for the three months ended March 31, 2016 (unaudited)	4
Consolidated Statement of Cash Flows for the three months ended March 31, 2016 (unaudited)	5
Condensed Notes to Consolidated Financial Statements as of March 31, 2016 (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	28
Signatures	29

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Cash	$200,085	$200,000
Total assets	$200,085	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,601	$—
Due to affiliates	54,404	—
Total liabilities	56,005	—
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 600,000,000 shares authorized, 8,795 and 8,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	88	80
Class T common stock, $0.01 par value per share; 600,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	219,787	199,920
Accumulated deficit	(75,894)	—
Total stockholders’ equity	143,981	200,000
Noncontrolling interest	99	—
Total Equity	144,080	200,000
Total liabilities and stockholders’ equity	$200,085	$200,000

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2016
Expenses:
General and administrative expenses	$75,895

Net loss	(75,895)
Net loss attributable to noncontrolling interest	(1)
Net loss attributable to common stockholders	$(75,894)
Net loss per common share — basic and diluted	$(9.48)
Weighted average number of common shares outstanding — basic and diluted	8,009

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 29, 2015 (INCEPTION) TO DECEMBER 31, 2015 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2016 (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount
BALANCE, July 29, 2015 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	8,000	80	199,920	—	—	200,000
BALANCE, December 31, 2015	8,000	80	199,920	—	—	200,000
Issuance of common stock	795	8	19,867	—	—	19,875
Contribution from noncontrolling interest	—	—	—	—	100	100
Net loss	—	—	—	(75,894)	(1)	(75,895)
BALANCE, March 31, 2016	8,795	$88	$219,787	$(75,894)	$99	$144,080

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2016

Cash Flows from Operating Activities:
Net loss	$(75,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	19,875
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,601
Due to affiliates	54,404
Net cash used in operating activities	(15)
Cash Flows from Financing Activities:
Contribution from noncontrolling interest	100
Cash provided by financing activities	100
Net increase in cash and cash equivalents	85
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$200,085

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company formed on July 29, 2015, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
Substantially all of the Company’s business will be conducted through Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on July 29, 2015. The Company is the sole general partner of and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into a Limited Partnership Agreement (the “Partnership Agreement”) on July 29, 2015. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of March 31, 2016, the Company did not own any real estate properties and had not commenced real estate operations.
Public Offering
On February 5, 2016, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 40,999,580 shares of common stock for sale to the public in the primary offering (the “Primary Offering”) at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to 12,947,088 shares pursuant to the Company’s distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. The Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds will be held in an escrow account until the Company raises the minimum offering amount of $2,000,000. As of March 31, 2016, no shares of Class A common stock or Class T common stock have been sold in the Public Offering. The Company will continue to offer shares of its common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily properties and independent senior-living properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated January 28, 2016, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on January 28, 2017. Subject to certain restrictions and limitations, the Advisor manages the Company’s

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements for the period ended December 31, 2015 as included in the Company’s Registration Statement on Form S-11/A, Pre-Effective Amendment No. 2, filed with the SEC on February 3, 2016 (the “Registration Statement”). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2015 as included in the Registration Statement.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2015 included in the Registration Statement.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash, accounts payable and accrued liabilities and due to affiliates.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The Company considers the carrying value of cash and accounts payable and accrued liabilities to approximate the fair value of the financial instrument based on the short duration between origination of the instrument and its expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
Distribution Policy
The Company intends to elect to be taxed as a REIT and to operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code.
Per Share Data
Basic loss per share attributable to common stockholders for the period presented is computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any.
Segment Disclosure
The Company intends to operate in one reportable segment with activities related to investing in multifamily properties.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP. Eliminating the extraordinary items classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.
In February 2015, the FASB issued ASU 2015-02, Consolidation, that provides amendments to the consolidation analysis. The amendments in this new guidance affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated. Upon adopting the new standard, the Operating Partnership became a variable interest entity (a “VIE”) as the limited partner lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership determined to be a VIE.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company does not expect there to be a material impact from adopting this new guidance.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this guidance.
3.         Stockholders’ Equity
 General
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,200,000,000 shares of common stock with a par value of $0.01 per share, of which 600,000,000 shares are classified as Class A common stock and 600,000,000 shares are classified as Class T common stock, and 100,000,000 shares are designated as preferred stock with a par value of $0.01 per share. The Company’s board of directors may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that it has authority to issue.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Common Stock
The shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor. As of March 31, 2016, no shares of common stock have been sold in the Public Offering.
On March 31, 2016, the Company issued 795 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 5 — Long Term Incentive Award Plan and Independent Director Compensation for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $19,875 for the three months ended March 31, 2016, for compensation expense related to the issuance of common stock to the Company’s independent directors.
Upon satisfaction of the requirements to break escrow, the Company will grant 2,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share. The Company will grant 2,000 shares of restricted Class A common stock to each subsequent independent director that joins the Company’s board of directors pursuant to the Company’s independent directors’ compensation plan. In addition, the Company will grant 1,000 shares of restricted Class A common stock to each independent director pursuant to the Company’s independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A and Class T share of common stock under the DRP is $23.75 and $22.62, respectively. The Company’s board of directors may, in its sole discretion, from time to time, change these prices based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock offered in the Public Offering and other factors that the Company’s board of directors deems relevant.
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may amend, suspend or terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Share Repurchase Program and Redeemable Common Stock
The Company’s share repurchase program may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within 270 days after the death or disability of a stockholder.
The Company’s board of directors will determine an estimated value per share of its common stock based on valuations by independent third-party appraisers and qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in its Public Offering, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.
Prior to the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(3)
Following the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Lesser of Purchase Price or Estimated Value per Share(2)
2 years	95.0% of Lesser of Purchase Price or Estimated Value per Share(2)
3 years	97.5% of Lesser of Purchase Price or Estimated Value per Share(2)
4 years	100.0% of Lesser of Purchase Price or Estimated Value per Share(2)
In the event of a stockholder’s death or disability	Average Issue Price for Shares(3)
_______________

(1)  As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.
(2) For purposes of the share repurchase program, until the day the Company publicly discloses a new estimated value per share, the purchase price for shares purchased under the share repurchase program will equal, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share will be determined by the Company’s board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor.
(3) The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares. The required one year holding period to be eligible to redeem shares

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

under the Company’s share repurchase program does not apply to repurchases requested within 270 days after the death or disability of a stockholder.
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 45 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. To date, the Company has not received any redemption requests.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, such outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that the Company honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests. Shares repurchased under the share repurchase program to satisfy the pro rata required minimum distribution of shares held in a qualified retirement account will be repurchased on or after the first anniversary of the date of purchase of such shares at 100.0% of the purchase price or at 100.0% of the estimated value per share, as applicable.
The Company is not obligated to repurchase shares of its common stock under the share repurchase program. The share repurchase program limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase program.
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase program. The share repurchase program will terminate in the event that a secondary market develops for the Company’s shares of common stock. As of March 31, 2016, no amounts were available for repurchase as the Company had no DRP proceeds.
Distributions
The Company expects to authorize and declare daily distributions that will be aggregated and paid on a monthly basis. The Company intends to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment. Once the Company commences paying distributions, the Company expects to continue paying monthly distributions unless the Company’s results of operations, its general financial condition, general economic conditions or other factors prohibit the Company from doing so.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The timing and amount of distributions will be determined by the Company’s board of directors in its discretion and may vary from time to time. In connection with a distribution to the Company’s stockholders, the Company’s board of directors will authorize a monthly distribution of a certain dollar amount per share of the Company’s common stock. The Company will then calculate each stockholder’s specific distribution amount for the month using daily record and declaration dates. Once daily distributions have been authorized and declared, stockholders’ distributions will begin to accrue on the Company’s acceptance of stockholders’ subscription.
The Company’s long-term policy will be to pay distributions solely from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Public Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
The Company intends to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016, or the first year in which the Company commences material operations. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
4.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments), as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2016 and amounts outstanding to the Advisor and its affiliates as of March 31, 2016 are as follows:

	Incurred For The Three Months Ended March 31, 2016	Payable as of
		March 31, 2016
Consolidated Statement of Operations:
Expensed
Other operating expenses(1)	$54,404	$54,404
	$54,404	$54,404
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statement of operations.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. In addition, to the extent the Company does not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. As of March 31, 2016, none of the services described above have been performed by Crossroads Capital Advisors.
When recognized, organization costs are expensed as incurred. From inception through March 31, 2016, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, none of which will be reimbursed to the Advisor until the minimum offering amount has been raised.
Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fee, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. The Advisor has incurred total offering costs related to the Public Offering of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

$1,705,936 from inception through March 31, 2016, all of which are deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The deferred offering costs of $1,705,936 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 10% limitation described above.
Investment Management Fee
The Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the value of the Company’s investments in properties and real estate-related assets until the aggregate value of the Company’s investments in properties and real estate-related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of the Company’s investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of the Company’s investments will equal their costs, until said investments are valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
For the three months ended March 31, 2016, the Company did not incur any investment management fees.
Acquisition Fees and Expenses
The Company will pay the Advisor an acquisition fee equal to 2.0% which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three months ended March 31, 2016, the Company did not incur any acquisition fees or make any reimbursements to the Advisor for acquisition expenses.
The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6.0% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 6% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Loan Coordination Fee
If the Advisor provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the origination or refinancing of any debt financing obtained by the Company that is used to refinance properties or other permitted investments or financing in connection with a recapitalization of the company, the Company will pay the Advisor a loan coordination fee equal to 0.75% of the amount available under such financing.
Property Management Fees and Expenses
The Company will pay to its property manager a percentage of the monthly gross revenues of each property owned by the Company for property management services. The property management fee payable with respect to each property will equal the percentage of gross revenues of the property that is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company’s property manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

providing such supervisory services. In no event will the Company pay its property manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.
Other Fees
The Company will pay its construction manager or its affiliates separate fees for construction management or construction oversight services rendered in connection with capital improvements and renovation or value-enhancement projects. Fees for such services will be in an amount equal to 6.0% of the total cost of the work done; provided, however, that such fees shall only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed.
Other Operating Expense Reimbursement
In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred by the Advisor in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, benefit administration costs, utilities and information technology costs. During the three months ended March 31, 2016, the Company incurred $11,029 for its allocated share of overhead, which is reimbursable to the Advisor and is included in amounts due to affiliates in the accompanying consolidated balance sheets, and is reflected within general and administrative expenses in the consolidated statement of operations. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees, investment management fees, loan coordination fees and disposition fees or for the employee costs the Advisor pays to the Company’s executive officers.
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
The Company will first test the 2%/25% Limitation at the end of the fourth fiscal quarter following the fiscal quarter in which the Company completes its first investment.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire Company, as determined by a majority of the Company’s independent directors, the Advisor or its affiliates will earn a disposition fee equal to (i) 1.5% of the sales price of each property or real estate-related asset sold or (ii) 1.0%, which may be increased to 1.5% in the sole discretion of the Company’s

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

independent directors, of the total consideration paid in a liquidity event. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code.
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2016 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2016.
Sales Commissions
The Company will pay the Dealer Manager 7% of gross offering proceeds from the sale of Class A shares in the Primary Offering and 3% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions will be paid for sales pursuant to the Company’s DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers will not exceed 10.0% of the gross proceeds from our primary offering on a per class basis.
Dealer Manager Fees
The Company will pay the Dealer Manager 3% of gross offering proceeds from the sale of Class A shares and 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales pursuant to the Company’s DRP.
Distribution and Shareholder Servicing Fees
The Company will pay the Dealer Manager 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee will accrue daily and be paid monthly in arrears. The Company will cease paying the distribution and shareholder servicing fee with respect to the Class T shares sold in the Primary Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the Company’s DRP); and (ii) the sixth anniversary of the last day of the fiscal quarter in which the Primary Offering (excluding the Company’s DRP) terminates.
Subordinated Participation in Net Sale Proceeds (payable only if the Company is not listed on an exchange)
The Advisor (in its capacity as special limited partner of the Operating Partnership) will receive 15.0% of the remaining net sale proceeds after return of the total investment amount, which is the amount equal to the original issue price paid by the stockholders in the Public Offering multiplied by the number of shares issued in the Public Offering, reduced by the weighted average original issue price of the shares sold in the Primary Offering multiplied by the total number of shares repurchased by the Company, plus payment to investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes.
“Net sale proceeds” means the net cash proceeds realized from the sale of the Company or all of the Company’s assets after deduction of all expenses incurred in connection with a sale or disposition of the Company or of the Company’s assets, including disposition fees paid to the Advisor, or from the prepayment, maturity, workout or other settlement of any loan or other investment. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date-the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. In addition, the Company will pay the Advisor (in its capacity as special limited partner of the Operating Partnership) a fee similar to the subordinated participation in net sale proceeds in the event the Company undertakes an issuer tender offer that

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

results in the tendering stockholders receiving a return of the total investment amount of the tendering stockholders plus payment to those investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount of the tendering stockholders, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes.
Subordinated Incentive Listing Distribution (payable only if the Company is listed on an exchange)
Upon the listing of the Company’s shares on a national securities exchange, the Advisor (in its capacity as special limited partner of the Operating Partnership) will receive 15.0% of the amount by which the sum of the company’s adjusted market value plus distributions paid by the Company to stockholders from inception until the date the adjusted market value is determined, including distributions that may constitute a return of capital for federal income tax purposes, exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors of the total investment amount. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis.
Subordinated Distribution Upon Termination of the Advisory Agreement
Upon termination or non-renewal of the Advisory Agreement with or without cause, the Advisor (in its capacity as special limited partner of the Operating Partnership), will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s appraised market value plus distributions exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount to investors. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. If the Company does not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs.
5.          Long Term Incentive Award Plan and Independent Director Compensation
The Company has adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of our common stock on the date of grant.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors is entitled to receive 2,000 shares of restricted Class A common stock once the Company raises $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors will receive 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (except the audit committee chairperson will receive an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4. The Company recorded an operating expense of $63,250 for the three months ended March 31, 2016 related to the independent directors’ annual compensation and the value of shares issued for attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statement of operations. As of March 31, 2016, $43,375 is included in due to affiliates and $19,875 is included in additional paid-in capital on the consolidated balance sheets.
6.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Legal Matters
From time to time, the Company may be subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition nor is the Company aware of any such legal proceedings contemplated by government agencies.
7.          Subsequent Events
Status of Our Offering
As of May 13, 2016, the Company has not reached the minimum gross offering proceeds of $2,000,000. The gross proceeds have been deposited in the Company’s escrow account and will be released upon deposit of $2,000,000 or more.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements of Steadfast Apartment REIT III, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have no operating history;

•	our ability to raise proceeds in our initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties and independent senior-living properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties and independent senior-living properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this quarterly report. All forward-looking statements are made as of the date of this quarterly report and the risk that actual results will differ materially from the expectations expressed in this quarterly report will increase with the passage of time. Except as otherwise required by the federal securities laws, we

PART I — FINANCIAL INFORMATION (continued)

undertake no obligation to publicly update or revise any forward-looking statements after the date of this quarterly report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement filed with the Securities and Exchange Commission, or the SEC, on February 3, 2016.
Overview
We were formed on July 29, 2015, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties.
On February 5, 2016, we commenced our initial public offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of 40,999,580 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share (up to $500,000,000 in Class A shares) and $23.81 for each Class T share (up to $500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also offering up to 12,947,088 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our initial public offering, offering proceeds will be held in an escrow account until we meet the minimum offering amount of $2,000,000. As of May 6, 2016, we had not sold any shares of Class A or Class T common stock in our public offering. We will continue to offer shares of our common stock on a continuous basis until February 5, 2018, unless our public offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.
Steadfast Apartment Advisor III, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.
Substantially all of our business is conducted through Steadfast Apartment REIT III Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and our advisor is the only limited partner of our operating partnership. As we accept subscriptions for shares of common stock, we transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

PART I — FINANCIAL INFORMATION (continued)

We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income.
Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing to live in a variety of rental housing. Our plan is to provide rental housing for these multi-generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000. We believe this creates a demand for multifamily housing.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our consolidated financial statements and notes thereto for the period ended December 31, 2015 included in the Company’s Registration Statement filed with the SEC on February 3, 2016. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by us in connection with our initial public offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in our initial public offering. In addition, to the extent we do not pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of the Financial Industry Regulatory Authority, Inc.
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fee, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from gross offering proceeds.

PART I — FINANCIAL INFORMATION (continued)

Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such commencing with the taxable year ending December 31, 2016, or the first year in which we commence material operations. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax year ended December 31, 2015.
Distributions
There were no distributions declared or paid during the three months ended March 31, 2016.
We expect our board of directors to authorize and that we will declare daily distributions that will be aggregated and paid on a monthly basis. We intend to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which we make our first real estate investment. Once we commence paying distributions, we expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The timing and amount of distributions will be determined by our board of directors in its discretion and may vary from time to time. In connection with a distribution to our stockholders, our board of directors will authorize a monthly distribution of a certain dollar amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using daily record and declaration dates. Once daily distributions have been authorized and declared, each stockholder’s distributions will begin to accrue on our acceptance of the stockholder’s subscription.
Our long-term policy will be to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from this offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and your overall return on your investment in us may be reduced.
We intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016 or the first year in which the Company commences material operation. To qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

PART I — FINANCIAL INFORMATION (continued)

Inflation
Substantially all of our multifamily property leases with residents will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
As of March 31, 2016, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
If we raise substantially less funds in the offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of the amount of funds we raise in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We currently have no outstanding debt. Once we have fully invested the proceeds of this offering, we expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $200,085 as of March 31, 2016;

•	proceeds from our initial public offerings;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our distribution reinvestment plan; and

PART I — FINANCIAL INFORMATION (continued)

•	cash from operations.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

We may, but are not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations described in our charter, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.
Cash Flows Used in Operating Activities
We have not yet commenced real estate operations. Our cash used in operating activities of $15 during the three months ended March 31, 2016, consisted of net loss of $75,895, partially offset by non-cash compensation paid to our independent directors in shares with a value of $19,875, amounts due to affiliates of $54,404, and accounts payable and accrued liabilities of $1,601.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2016, there was no cash used in investing activity.
Cash Flows from Financing Activities
Our cash flows from financing activities will consist primarily of net proceeds from our ongoing initial public offering. During the three months ended March 31, 2016, net cash provided by financing activities was $100.
Contractual Commitments and Contingencies
We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially

PART I — FINANCIAL INFORMATION (continued)

exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2016, we had no outstanding indebtedness.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us within 60 days of the end of the month in which our initial public offering ends to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our initial public offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.
Results of Operations
We were formed on July 29, 2015 and as of March 31, 2016, we had not commenced real estate operations. The expenses incurred during the three months ended March 31, 2016 include stock compensation expense of $19,875 and other expenses of $1,616 as well as certain operating expenses incurred by our advisor on our behalf of $54,404, including our portion of our advisor’s overhead of $11,029 and the independent director compensation of $43,375. Our results of operations for the three months ended March 31, 2016 are not indicative of those expected in future periods. We have not yet invested any of the proceeds from our ongoing public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fee, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs, as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. Refer to Note 4 of our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
Item 3. Qualitative and Quantitative Disclosure About Market Risk
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We intend to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept to an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

PART I — FINANCIAL INFORMATION (continued)

We intend to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of March 31, 2016, we had no outstanding indebtedness and therefore were not subject to interest rate risk.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2016, we had no derivative contracts and therefore were not subject to credit risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Registration Statement filed with the SEC on February 3, 2016.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-207952), registering a public offering of up to $1,300,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on February 5, 2016. We are offering a maximum of 40,999,580 shares of our common stock to the public in our primary offering at $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares). We are also offering up to 12,947,088 shares of our common stock pursuant to our distribution reinvestment plan at $23.75 for each Class A share and $22.62 for each Class T share. As of March 31, 2016, we had not sold any shares of common stock in our public offering.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties. As of March 31, 2016, we had not acquired any real properties with the proceeds of our initial public offering or commenced our real estate operations.
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.   Exhibits
The exhibits listed in this Exhibit Index (following the signature section of this Quarterly Report) are filed herewith or incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steadfast Apartment REIT III, Inc.

Date:	May 13, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 13, 2016	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial Officer and Accounting Officer)

EXHIBIT LIST
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Amended Articles of Incorporation of Steadfast Apartment REIT III, Inc., filed August 21, 2015 (included as Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed February 2, 2016 (the “Registration Statement”) and incorporated herein by reference).

3.2	Articles of Amendment and Restatement of Steadfast Apartment REIT III, Inc., filed February 1, 2016 (included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference).
3.3	Bylaws of Steadfast Apartment REIT III, Inc. (included as Exhibit 3.3 to the Registration Statement and incorporated herein by reference).
4.1
Form of Subscription Agreement (included as Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-207952), filed February 10, 2016 (the “Prospectus”) and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix C to the Prospectus and incorporated herein by reference).
4.3	Form of Redemption Request Form (included as Appendix D to the Prospectus and incorporated herein by reference).
4.4	Form of Application for Transfer (included as Appendix E to the Prospectus and incorporated herein by reference).
10.1
Advisory Agreement, dated January 28, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference).

10.2
Escrow Agreement, dated January 28, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Capital Markets Group, LLC and UMB Bank, N.A., as escrow agent (included as Exhibit 10.2 to the Registration Statement and incorporated herein by reference).

10.3	Steadfast Apartment REIT III, Inc. 2016 Incentive Plan (included as Exhibit 10.3 to the Registration Statement and incorporated herein by reference).
10.4	Steadfast Apartment REIT III, Inc. Independent Directors Compensation Plan (included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
________________________

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.