Form 10-Q
period 2016-06-30
Steadfast Apartment REIT III, Inc.
filed 2016-08-12
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2016, there were 396,919 shares of the Registrant’s Class A common stock issued and outstanding, zero shares of the Registrant’s Class R common stock issued and outstanding and 135,462 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	2
Consolidated Statements of Operations for the three and six months ended June 30, 2016 (unaudited)	3
Consolidated Statements of Stockholders’ Equity for the period from July 29, 2015 (Inception) to December 31, 2015 and for the six months ended June 30, 2016 (unaudited)	4
Consolidated Statement of Cash Flows for the six months ended June 30, 2016 (unaudited)	5
Condensed Notes to Consolidated Financial Statements as of June 30, 2016 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	49
Signatures	50

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$892,666	$—
Building and improvements	6,442,875	—
Tenant origination and absorption costs	200,503	—
Total real estate, cost	7,536,044	—
Less accumulated depreciation and amortization	(75,314)	—
Total real estate, net	7,460,730	—
Cash and cash equivalents	3,734,352	200,000
Restricted cash	294,694	—
Rents and other receivables	164,092	—
Other assets	23,513	—
Total assets	$11,677,381	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$342,542	$—
Mortgage notes payable, net	5,644,134	—
Distributions payable	19,468	—
Due to affiliates	1,098,229	—
Total liabilities	7,104,373	—
Commitments and contingencies (Note 9)
Redeemable common stock	3,511	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 245,531 and 8,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,455	80
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, no shares issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 26,039 and zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	260	—
Additional paid-in capital	5,467,000	199,920
Cumulative distributions and net losses	(900,218)	—
Total stockholders’ equity	4,569,497	200,000
Noncontrolling interest	—	—
Total Equity	4,569,497	200,000
Total liabilities and stockholders’ equity	$11,677,381	$200,000

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Rental income	$136,545	$136,545
Tenant reimbursements and other	8,201	8,201
Total revenues	144,746	144,746
Expenses:
Operating, maintenance and management	43,809	43,809
Real estate taxes and insurance	20,348	20,348
Fees to affiliates	188,679	188,679
Depreciation and amortization	75,314	75,314
Interest expense	29,674	29,674
General and administrative expenses	395,516	471,412
Acquisition costs	190,454	190,454
Total expenses	943,794	1,019,690
Net loss	(799,048)	(874,944)
Net loss attributable to noncontrolling interest	(99)	(100)
Net loss attributable to common stockholders	$(798,949)	$(874,844)

Net loss attributable to Class A common stockholders — basic and diluted	$(783,830)	$(859,967)
Net loss per Class A common share — basic and diluted	$(11.25)	$(22.15)
Weighted average number of Class A common shares outstanding — basic and diluted	69,655	38,832
Distributions declared per Class A common share	$0.176	$0.176

Net loss attributable to Class T common stockholders— basic and diluted	$(15,119)	$(14,877)
Net loss per Class T common share — basic and diluted	$(11.24)	$(22.05)
Weighted average number of Class T common shares outstanding — basic and diluted	1,344	672
Distributions declared per Class T common share	$0.145	$0.145

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 29, 2015 (INCEPTION) TO DECEMBER 31, 2015 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2016 (Unaudited)

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 29, 2015 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
BALANCE, December 31, 2015	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
Issuance of common stock	237,531	2,375	—	—	26,039	260	6,113,710	—	6,116,345	—	6,116,345
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(341,583)	—	(341,583)	—	(341,583)
Transfers to redeemable common stock	—	—	—	—	—	—	(3,511)	—	(3,511)	—	(3,511)
Other offering costs to affiliates	—	—	—	—	—	—	(543,749)	—	(543,749)	—	(543,749)
Distributions declared	—	—	—	—	—	—	—	(25,374)	(25,374)	—	(25,374)
Amortization of stock-based compensation	—	—	—	—	—	—	42,213	—	42,213	—	42,213
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss for the six months ended June 30, 2016	—	—	—	—	—	—	—	(874,844)	(874,844)	(100)	(874,944)
BALANCE, June 30, 2016	245,531	$2,455	—	$—	26,039	$260	$5,467,000	$(900,218)	$4,569,497	$—	$4,569,497

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2016
Cash Flows from Operating Activities:
Net loss	$(874,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,314
Amortization of deferred financing costs	1,134
Amortization of stock-based compensation	42,213
Amortization of stock-based annual compensation and meeting fees	30,750
Change in fair value of interest rate cap agreement	8,769
Changes in operating assets and liabilities:
Restricted cash for operating activities	(183,690)
Rents and other receivables	(10,417)
Other assets	(23,482)
Accounts payable and accrued liabilities	342,542
Due to affiliates	526,579
Net cash used in operating activities	(65,232)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(7,525,000)
Additions to real estate investments	(11,043)
Restricted cash for investing activities	(111,004)
Purchase of interest rate cap agreement	(8,800)
Cash used in investing activities	(7,655,847)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	5,700,000
Contributions from noncontrolling interest	100
Proceeds from issuance of Class A common stock	5,322,584
Proceeds from issuance of Class T common stock	605,825
Payments of commissions on sale of common stock and related dealer manager fees	(313,683)
Payment of deferred financing costs	(57,000)
Distributions to common stockholders	(2,395)
Net cash provided by financing activities	11,255,431
Net increase in cash and cash equivalents	3,534,352
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$3,734,352

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(Unaudited)

Six Months Ended June 30, 2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,977
Supplemental Disclosures of Noncash Transactions:
Increase in distributions payable	$19,468
Increase in amounts receivable from transfer agent for Class A common stock	$139,500
Increase in amounts receivable from transfer agent for Class T common stock	$14,175
Increase in amounts payable to affiliates for other offering costs	$543,749
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$3,511
Increase in redeemable common stock	$3,511
Increase in due to affiliates from additions to real estate investments	$1
Increase in due to affiliates from distribution and shareholder servicing fee	$27,900

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on July 29, 2015. The Company is the sole general partner of and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into a Limited Partnership Agreement on July 29, 2015 (as amended, the “Partnership Agreement”). As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of June 30, 2016, the Company owned one multifamily property comprising a total of 136 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On February 5, 2016, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 40,999,580 shares of common stock for sale to the public in the primary offering (“Primary Offering”) at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to 12,947,088 shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
On June 21, 2016, the Company filed an amended registration statement to include Class R shares in its Public Offering, which was declared effective by the SEC on July 25, 2016, to offer a maximum of 41,688,553 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to 13,024,338 shares pursuant to the Company’s DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. The Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of June 30, 2016, the Company had sold 230,301 shares of Class A common stock, zero shares of Class R common stock and 26,039 shares of Class T common stock in the Public Offering for gross proceeds of $5,465,597, zero and $620,000, respectively, including 148 shares of Class A common stock, zero shares of Class R common stock and zero shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $3,511, $0 and $0, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily properties and senior-living properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also selectively acquire debt collateralized by multifamily and senior-living properties and securities of other companies owning multifamily and senior-living properties.

The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated January 28, 2016, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2017. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
The Company commenced its real estate operations on May 19, 2016, upon acquiring a fee simple interest in Carriage House Apartments, a multifamily property located in Gurnee, Illinois.
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements for the period ended December 31, 2015 as included in the Company’s Registration Statement on Form S-11/A, Post-Effective Amendment No. 2, filed with the SEC on June 21, 2016 (the “Registration Statement”). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2015 as included in the Registration Statement.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2015 included in the Registration Statement.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
The following describes the valuation methodologies used by the Company to measure fair value, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.
Interest rate cap agreements - These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreement	$—	$31	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates, distributions payable and mortgage notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its mortgage notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2016 and December 31, 2015, the fair value of the mortgage notes payable was $5,657,040 and $0, respectively, compared to the carrying value of $5,644,134 and $0, respectively.
Distribution Policy
The Company intends to elect to be taxed as a REIT and operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a dividend which began to accrue on May 19, 2016. Distributions paid during the six months ended June 30, 2016 were based on daily record dates and calculated at a rate of $0.004098 per Class A share per day and $0.003366 per Class T share per day. Each day during the period from May 19, 2016 to June 30, 2016 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2016, the Company declared distributions totaling $0.176 per Class A share of common stock and $0.145 per Class T share of common stock, respectively.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding for each class of share outstanding during the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
Segment Disclosure
The Company has determined that it has one reportable segment with activities related to investing in multifamily properties.
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
June 30, 2016
(unaudited)

as the limited partner lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership determined to be a VIE.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this guidance.
3.          Real Estate
As of June 30, 2016, the Company owned one multifamily property comprising a total of 136 apartment homes. The total acquisition price of the Company’s real estate portfolio was $7,525,000. As of June 30, 2016, the Company’s portfolio was approximately 97.8% occupied and the average monthly rent was $710.
Current Year Acquisitions
During the six months ended June 30, 2016, the Company acquired the following property:

				Purchase Price Allocation(1)
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Carriage House Apartments	Gurnee, IL	5/19/2016	136	$892,666	$6,431,831	$200,503	$7,525,000
			136	$892,666	$6,431,831	$200,503	$7,525,000
_________

(1)	Purchase price allocations are preliminary and subject to change during the first twelve months of ownership in accordance with ASC 805, Business Combinations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

As of June 30, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate property and related intangibles were as follows:

	June 30, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$892,666	$6,442,875	$200,503	$7,536,044
Less: Accumulated depreciation and amortization	—	(27,883)	(47,431)	(75,314)
Net investments in real estate and related lease intangibles	$892,666	$6,414,992	$153,072	$7,460,730
Depreciation and amortization expense was $75,314 for the three and six months ended June 30, 2016.
Depreciation of the Company’s buildings and improvements were $27,883 for the three and six months ended June 30, 2016.
Amortization of the Company’s tenant origination and absorption costs was $47,431 for the three and six months ended June 30, 2016. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of June 30, 2016, the Company’s real estate portfolio comprised 136 apartment homes and was 97.8% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $52,790 and $0 as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, no tenant represented over 10.0% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2015, there were no other assets. As of June 30, 2016 other assets consisted of:

June 30, 2016
Prepaid expenses	$23,482
Interest rate cap agreement	31
$23,513

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2016. There were no mortgage notes payable, net as of December 31, 2015.

	June 30, 2016
				Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date	Interest Rate		Principal Outstanding
Variable rate(1)	1	6/1/2026	1-Mo LIBOR + 2.47%	2.94%	$5,700,000
Mortgage notes payable, gross	1			2.94%	5,700,000
Deferred financing costs, net(2)					(55,866)
Mortgage notes payable, net					$5,644,134
_________

(1)	See Note 10 for a discussion of the interest rate cap agreement used to manage the exposure to interest rate movement on the Company’s variable rate loan.

(2)	Accumulated amortization related to deferred financing costs as of June 30, 2016 was $1,134.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2016:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt(1)	$5,700,000	$—	$—	$—	$53,989	$107,977	$5,538,034
(1) Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.
The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of June 30, 2016, the Company was in compliance with all financial and non-financial debt covenants.
For the three and six months ended June 30, 2016, the Company incurred interest expense of $29,674. Interest expense for the three and six months ended June 30, 2016 includes amortization of deferred financing costs of $1,134 and net unrealized losses from the change in fair value of interest rate cap agreements of $8,769.
Interest expense of $13,794 and $0 was payable as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

6.         Stockholders’ Equity
 General
Under the Company’s Articles of Amendment and Restatement, the total number of shares of capital stock authorized for issuance is 1,300,000,000, consisting of 1,200,000,000 shares of common stock with a par value of $0.01 per share, of which 600,000,000 shares were initially classified as Class A common stock and 600,000,000 shares were initially classified as Class T common stock, and 100,000,000 shares of preferred stock with a par value of $0.01 per share. On May 16, 2016, the Company filed the Second Articles of Amendment and Restatement (as amended, the “Charter”), granting the Company the authority to issue 1,300,000,000 shares, consisting of 1,200,000,000 shares of common stock, $0.01 par value per share, of which 480,000,000 shares are classified as Class A common stock, 240,000,000 shares are classified as Class R common stock and 480,000,000 shares are classified as Class T common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that it has authority to issue.
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
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.
The following table reflects information regarding the Public Offering from inception through June 30, 2016:

	June 30, 2016
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	230,153	—	26,039	256,192
Shares of common stock issued - DRP	148	—	—	148
Total shares of common stock issued - Public Offering	230,301	—	26,039	256,340
Gross offering proceeds - Primary Offering	$5,462,086	$—	$620,000	$6,082,086
Gross offering proceeds - DRP	3,511	—	—	3,511
Total offering proceeds - Public Offering	$5,465,597	$—	$620,000	$6,085,597
Offering costs				$(885,332)
Offering proceeds net of offering costs				$5,200,265
Offering proceeds include $153,675 and $0 of amounts due from the Company’s transfer agent as of June 30, 2016 and December 31, 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On March 31, 2016 and on June 30, 2016, the Company issued 795 shares and 435 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8—Long Term Incentive Award Plan and Independent Director Compensation for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $10,875 and $30,750 and for the three and six months ended June 30, 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

On May 16, 2016, the Company granted 2,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with the Company raising $2,000,000 in the Public Offering. Pursuant to the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan (defined below), the Company will grant 2,000 shares of restricted Class A common stock to each subsequent independent director that joins the Company’s board of directors pursuant to the Company’s independent directors’ compensation plan. In addition, the Company will grant 1,000 shares of restricted Class A common stock to each independent director pursuant to the Company’s independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the six months ended June 30, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering is as follows:

Six Months Ended June 30, 2016
Nonvested shares at the beginning of the period	—
Granted shares	6,000
Vested shares	(1,500)
Nonvested shares at the end of the period	4,500
Included in general and administrative expenses is $42,213 for the three and six months ended June 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $107,787. The weighted average remaining term of the restricted common stock was 1.87 years as of June 30, 2016. As of June 30, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2016, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A, Class R and Class T share of common stock under the DRP is $23.75, $22.50 and $22.62, respectively. The Company’s board of directors may, in its sole discretion, from time to time, change these prices based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock offered in the Public Offering and other factors that the Company’s board of directors deems relevant.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may amend, suspend or terminate the DRP at its discretion at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, subsequent distributions to stockholders will be made in cash.
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
June 30, 2016
(unaudited)

Company’s board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor.
(3) The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares. The required one-year holding period does not apply to repurchases requested within 270 days after the death or disability of a stockholder.
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, such outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that the Company honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests. Shares repurchased under the share repurchase program to satisfy the pro rata required minimum distribution of shares held in a qualified retirement account will be repurchased on or after the first anniversary of the date of purchase of such shares at 100% of the purchase price or at 100% of the estimated value per share, as applicable.
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
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. Further,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Public Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
The Company intends to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that began to accrue on May 19, 2016 at a rate of $0.004098 and $0.003366, per day for each share of the Company’s Class A common stock and Class T common stock, respectively. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
The following table reflects distributions declared and paid to Class A common stockholders and Class T common stockholders for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Class A	Class T	Total	Class A	Class T	Total
Distributions declared (in shares)	580	16	596	580	16	596
DRP distributions declared	$13,779	$358	$14,137	$13,779	$358	$14,137
Cash distributions declared	11,097	140	11,237	11,097	140	11,237
Total distributions declared	$24,876	$498	$25,374	$24,876	$498	$25,374

Distributions paid (in shares)	148	—	148	148	—	148
DRP distributions paid	$3,511	$—	$3,511	$3,511	$—	$3,511
Cash distributions paid	2,395	—	2,395	2,395	—	2,395
Total distributions paid	$5,906	$—	$5,906	$5,906	$—	$5,906
As of June 30, 2016, $19,468 of distributions declared were payable and are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets, which included $18,970 and $498 of Class A common stock and Class T common stock, respectively, of which, $10,268 and $358 or 432 and 16 shares of Class A common stock and Class T are attributable to the DRP, respectively. There were no distributions payable as of December 31, 2015.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

As reflected in the table above, the Company paid total distributions of $5,906, for the three and six months ended June 30, 2016, which related to distributions declared for each day in the period from May 19, 2016 through May 31, 2016.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments), as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2016 and amounts outstanding to the Advisor and its affiliates as of June 30, 2016 and December 31, 2015 are as follows:

	Incurred For the		Payable as of
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	June 30, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$26,980	$26,980	$26,980	$—
Investment management fees(2)	5,329	5,329	3,737	—
Acquisition fees(2)	175,664	175,664	—	—
Acquisition expenses(3)	115,305	115,305	413	—
Property management:
Fees(2)	3,871	3,871	2,875	—
Reimbursement of onsite personnel(4)	20,569	20,569	5,175	—
Other fees(2)	3,815	3,815	617	—
Other operating expenses(1)	200,189	254,593	252,782	—
Consolidated Balance Sheets:
Assets
Property escrow deposits(5)	234,000	234,000	234,000	—
Capitalized
Construction management:
Fees(6)	84	84	—	—
Reimbursements of labor costs(6)	28	28	1	—
Additional paid-in capital
Other offering costs reimbursement	543,749	543,749	543,749	—
Selling commissions:
Class A	172,088	172,088	—	—
Class T	18,600	18,600	—	—
Dealer manager fees:
Class A	107,495	107,495	—	—
Class T	15,500	15,500	—	—
Distribution and shareholder servicing fee:
Class T(7)	27,900	27,900	27,900	—
Class R(7)	—	—	—	—
	$1,671,166	$1,725,570	$1,098,229	$—
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)	Included in acquisition costs in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(5)	Escrow deposit paid on behalf of the Company by an affiliate of the Advisor in connection with the acquisition of Carriage House Apartments.

(6)	Included in building and improvements in the accompanying consolidated balance sheets.

(7)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company did not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company could also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company could not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. As of June 30, 2016 and December 31, 2015, the Advisor had incurred $250,002 and $0, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which were recorded by the Company as offering costs during the applicable period.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2016 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$6,082,086	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$912,312	15.00%

O&O expenses recorded:
Sales commissions(1)	$215,488	3.54%
Broker dealer fees(1)(2)	126,095	2.07%
Offering cost reimbursements	543,749	8.94%
Organizational costs reimbursements	26,980	0.44%
Total O&O cost reimbursements recorded by the Company	$912,312	15.00%
_____________________

(1)
Includes the distribution and shareholder servicing fee for Class R shares and Class T shares of 0.67% and 1.125% of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) sold in the Public Offering, respectively. As of June 30, 2016, the Company had not sold any Class R shares in the Public Offering and therefore, no distribution and shareholder servicing fee was incurred with respect to Class R shares. As of June 30, 2016, the distribution and shareholder servicing fee incurred with respect to Class T shares was $27,900.

(2)	Includes $24,681 of marketing reallowance paid to participating brokers dealers.
When recognized, organization costs are expensed as incurred. From inception through June 30, 2016, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was due to the Advisor.
Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and six months ended June 30, 2016, the Advisor incurred $3,435,984 and $5,114,940 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $5,114,940 from inception through June 30, 2016, of which $4,469,777 is deferred and may be reimbursable, subject to the limitations described above and the approval of the Company’s independent directors.
The Company accrued $543,749 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. The deferred offering costs of $4,469,777 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 10% limitation described above.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the value of the Company’s investments in properties and real estate-related assets until the aggregate value of the Company’s investments in properties and real estate-related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of the Company’s investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of the Company’s investments in properties will equal their costs, until said investments are valued by an independent third-party appraiser or qualified independent

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets.
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
Loan Coordination Fee
Subject to the Advisor providing substantial amount of services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to refinance properties or other permitted investments or financing in connection with a recapitalization of the company and subject to a determination by the Company’s independent directors, the Company pays the Advisor a loan coordination fee equal to 0.75% of the amount available under such financing.
Property Management Fees and Expenses
The Company has entered into a Property Management Agreement (the “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of the Company’s property. The property management fee payable with respect to the Company’s property under the Property Management Agreement at June 30, 2016 is 3.0% of the gross revenue of the property (as defined in the Property Management Agreement) in addition to an incentive management fee equal to 1% of total collections based on performance metrics of the property to be agreed to by the Company and the Property Manager. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.
Other Fees
The Company has entered into a Construction Management Agreement (the “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), for construction management or construction oversight services rendered in connection with capital improvements and renovation or value-enhancement projects. The fees for such services with respect to the property under the Construction Management Agreement is equal to 6.0% of the total cost of the work done; provided, however, that such fees shall only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company also reimburses the Construction Manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).

The Company will first test the 2%/25% Limitation at June 30, 2017, the end of the fourth fiscal quarter following the fiscal quarter in which the Company completed its first investment.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire Company, as determined by a majority of the Company’s independent directors, the Advisor or its affiliates will earn a disposition fee equal to (1) 1.5% of the sales price of each property or real estate-related asset sold or (2) 1.0%, which may be increased to 1.5% in the sole discretion of the Company’s independent directors, of the total consideration paid in a liquidity event. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code.
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2016 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2016.
Sales Commissions
The Company pays the Dealer Manager 7% of gross offering proceeds from the sale of Class A shares in the Primary Offering and 3% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions will be paid for sales of Class R shares or for sales pursuant to the Company’s DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Company’s Primary Offering on a per class basis.
Dealer Manager Fees
The Company pays the Dealer Manager 3% of gross offering proceeds from the sale of Class A shares and 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales of Class R shares or for sales pursuant to the Company’s DRP.
Distribution and Shareholder Servicing Fees
The Company will pay the Dealer Manager 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) for each Class R share purchased in the primary offering and 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee will accrue daily and be paid monthly in arrears. The Company will reduce the distribution and shareholder servicing fee with respect to a Class R share sold in the Primary Offering to 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) if the holder of such Class R share is, from time to time, represented by a registered investment adviser that is not a participant on an alternative investment platform.
The Company will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class R stockholder) with respect to a Class R share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class R share would be in excess of 10% of the total gross investment amount at the time of purchase of such Class R share in the Primary Offering; (3) the date on which such Class R share is repurchased by the Company; (4) the listing of the Company’s shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets; and (5) as otherwise would be provided in the Dealer Manager Agreement.
The Company will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the sixth anniversary of the last day of the fiscal quarter in which the Public Offering (excluding the DRP) terminates; (3) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (4) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% of the total gross investment amount at the time of purchase of such Class T share in the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Primary Offering; (5) the date on which such Class T share is repurchased by the Company; (6) the date on which the holder of such Class T share or its agent notifies the Company or the Company’s agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; (7) the listing of the Company’s shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets and (8) as otherwise would be provided in the Dealer Manager Agreement. The Company cannot predict if or when this will occur. The dealer manager will reallow 88.89% of the ongoing distribution and shareholder servicing fee (i.e., 1% of the 1.125%) to the participating dealer who provides the ongoing services with respect to the Class T share.
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
“Net sale proceeds” means the net cash proceeds realized from the sale of the Company or all of the Company’s assets after deduction of all expenses incurred in connection with a sale or disposition of the Company or of the Company’s assets, including disposition fees paid to the Advisor, or from the prepayment, maturity, workout or other settlement of any loan or other investment. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date—the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. In addition, the Advisor (in its capacity as special limited partner of the Operating Partnership) will receive a distribution similar to the subordinated participation in net sale proceeds in the event the Company undertakes an issuer tender offer that results in the tendering stockholders receiving a return of the total investment amount of the tendering stockholders plus payment to those investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount of the tendering stockholders, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes.
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
The adjusted market value of the Company’s common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation. The Company has the option to pay the subordinated incentive listing distribution in the form of stock, cash, a promissory note or any combination thereof. Any previous payments of the subordinated participation in net sales proceeds will offset the amounts due pursuant to the subordinated listing distribution.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

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
8.         Long Term Incentive Award Plan and Independent Director Compensation
The Company has adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of our common stock on the date of grant. As of June 30, 2016, no awards were issued or outstanding other than awards granted to independent directors in connection with the Company raising $2,000,000 in the Public Offering as further discussed below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 2,000 shares of restricted Class A common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors will receive 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $42,213 for the three and six months ended June 30, 2016, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $55,750 and $119,000 for the three and six months ended June 30, 2016, respectively, related to the independent directors’ annual compensation and the value of shares issued for attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2016, $44,875 is included in due to affiliates and $30,750 is included in additional paid-in capital on the consolidated balance sheets.
9.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources. The Company may not be able to retain services from such other sources on favorable terms or at all.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instrument that was in effect at June 30, 2016:

June 30, 2016
Type	Maturity Date	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019	One-Month LIBOR	1	$5,700,000	0.47%	5.00%	$31
The interest rate cap agreement is not designated as an effective cash flow hedge. Accordingly, the Company records any changes in the fair value of the interest rate cap agreement as interest expense. The change in the fair value of the interest rate cap agreement for the three and six months ended June 30, 2016 resulted in an unrealized loss of $8,769. During the three and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

six months ended June 30, 2016, the Company acquired an interest rate cap agreement of $8,800. The fair value of the interest rate cap agreement of $31 as of June 30, 2016 is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2016. The Company acquired one property during the three and six months ended June 30, 2016. This property contributed $144,747 of revenues and $98,466 of net loss, including $75,314 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to June 30, 2016. The following unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 has been provided to give effect to the acquisition of the property as if it had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$306,324	$306,324	$612,647	$612,649
Net loss	$(464,828)	$(311,357)	$(929,656)	$(547,565)
Net loss attributable to noncontrolling interest	$(2)	$(1)	$(3)	$(2)
Net loss attributable to common stockholders	$(464,825)	$(311,356)	$(929,653)	$(547,563)
The pro forma information reflects adjustments for actual revenues and expenses of the property acquired during the three and six months ended June 30, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the property on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the property; and (3) transaction costs have been adjusted for the acquisition of the property.
12.          Subsequent Events
Status of Our Offering
As of August 5, 2016, the Company had sold 381,689 and 135,462 shares of Class A common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $9,158,130 and $3,225,139, including 1,317 and 183 shares of Class A common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $31,271 and $4,144, respectively. No shares of Class R common stock have been sold in the Public Offering.
Distributions Paid
Class A
On July 1, 2016, the Company paid distributions of $18,970, which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016 and consisted of cash distributions paid in the amount of $8,702 and $10,268 in shares issued pursuant to the DRP, respectively.
On August 1, 2016, the Company paid distributions of $37,569, which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016 and consisted of cash distributions paid in the amount of $20,077 and $17,492 in shares issued pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Class T
On July 1, 2016, the Company paid distributions of $498, which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016 and consisted of cash distributions paid in the amount of $140 and $358 in shares issued pursuant to the DRP.
On August 1, 2016, the Company paid distributions of $6,045, which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016 and consisted of cash distributions paid in the amount of $2,260 and $3,785 in shares issued pursuant to the DRP.
Commencement of Offer and Sale of Class R shares
On July 25, 2016, the SEC declared the Registration Statement effective and the Company commenced the offer and sale of Class R shares in the Public Offering.
Amended and Restated Dealer Manager Agreement and Participating Dealer Agreement, Amended and Restated Advisory Agreement and Amendment and Restated Agreement of Limited Partnership
Effective as of July 25, 2016, the Company entered into (1) an Amended and Restated Dealer Manager Agreement by and among the Company, the Operating Partnership and the Dealer Manager, (2) an Amended and Restated Advisory Agreement by and among the Company, the Operating Partnership and the Advisor and (3) an Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III Operating Partnership, L.P. (the “Amended Partnership Agreement”) by and between the Company and the Advisor. Each of the agreements listed above incorporate the terms of the new Class R share of common stock offered by the Company in its ongoing Public Offering, including terms relating to fees and services associated with the sale of the Class R shares.  Additionally, the Amended Partnership Agreement includes changes to certain tax provisions related to the 2015 Budget Act (as defined therein).
Declaration of Distribution on Class R Shares
On August 1, 2016, the board of directors of the Company declared cash distributions (the “Distributions”) to the holders of Class R shares (the “Class R Stockholders”), such Distributions to (1) accrue daily to the Class R Stockholders of record as of the close of business on each day during the period commencing on August 2, 2016 and ending on September 30, 2016; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.00368852 per Class R Share per day.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements of Steadfast Apartment III REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment III REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced material operations on May 19, 2016;

•	our ability to raise proceeds in our Public Offering;

•	our ability to effectively deploy the proceeds raised in our Public Offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties and senior-living properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties and senior-living properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact that we pay fees and expenses to our Advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our Advisor, our Property Manager and other Affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to GAAP.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this

PART I — FINANCIAL INFORMATION (continued)

Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement filed with the SEC, on June 21, 2016.
Overview
We were formed on July 29, 2015 as a Maryland corporation that intends to qualify as a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and senior-living properties and securities of other companies owning multifamily properties and senior-living properties.
On February 5, 2016, we commenced our Public Offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of 40,999,580 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share (up to $500,000,000 in Class A shares) and $23.81 for each Class T share (up to $500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offered up to 12,947,088 shares of common stock pursuant to our DRP at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. On June 21, 2016, we filed an amended registration statement to include Class R shares in our initial Public Offering, which was declared effective by the SEC on July 25, 2016, to offer a maximum of 41,688,553 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also offering up to 13,024,338 shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our Advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of August 5, 2016, we had sold 381,689 shares of Class A common stock, zero shares of Class R common stock and 135,462 shares of Class T common stock in our Public Offering for gross proceeds of $9,158,130, $0 and $3,225,139, respectively, including 1,317 shares of Class A common stock, zero shares of Class R common stock and 183 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $31,271, $0 and $4,144, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2018 unless our Public Offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
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
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and our Advisor is the only limited partner of our Operating Partnership. As we accept subscriptions for shares of common stock, we transfer substantially all of the net proceeds of the offering to our Operating Partnership as a capital contribution. The limited partnership agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification

PART I — FINANCIAL INFORMATION (continued)

could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
We intend to make an election to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing to live in a variety of rental housing. Our plan is to provide rental housing for these multi-generational groups as they age including senior-living housing. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000. We believe this creates a demand for multifamily and senior-living housing.
Our Real Estate Portfolio
As of June 30, 2016, we owned the one multifamily apartment community listed below:

Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(1)	Average Monthly Occupancy(2)	Average Monthly Rent(3)
Carriage House Apartments	Gurnee, IL	5/19/2016	136	$7,525,000	$5,644,134	97.8%	$710
			136	$7,525,000	$5,644,134	97.8%	$710
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loan for the property listed above.

(2)	At June 30, 2016, our portfolio was approximately 97.8% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our consolidated financial statements and notes thereto for the period ended December 31, 2015 included in the Company’s Registration

PART I — FINANCIAL INFORMATION (continued)

Statement filed with the SEC on June 21, 2016. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report for a discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by our Advisor. After the termination of our Public Offering, our Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in our Public Offering.
In addition, to the extent we do not pay the full sales commissions or dealer manager fee for shares sold in our Public Offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of the FINRA.
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fee, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such commencing with the taxable year ending December 31, 2016. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax year ended December 31, 2015.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations (“FFO”). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.

PART I — FINANCIAL INFORMATION (continued)

Our board of directors first declared a distribution that began to accrue on May 19, 2016. Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.004098 and $0.003366 for each Class A share per day and each Class T share per day, respectively.
The distributions paid during each of the last two fiscal quarters ended June 30, 2016, along with the amount of distributions reinvested pursuant to the DRP were as follows:

				Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2016	$—	$—	$—	$—	$—	$—	$—	$—	$(15)
Second Quarter 2016	25,374	0.176	0.145	2,395	3,511	5,906	—	5,906	(65,217)
	$25,374	$0.176	$0.145	$2,395	$3,511	$5,906	$—	$5,906	$(65,232)
____________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.004098 and $0.003366 for each Class A share per day and each Class T share per day, respectively, beginning on May 19, 2016.

(2)	Assumes each share was issued and outstanding each day during the period from May 19, 2016 to June 30, 2016.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2016, we paid aggregate distributions of $5,906, including $2,395 of distributions paid in cash and 148 shares of our common stock issued pursuant to our DRP for $3,511. For the three and six months ended June 30, 2016, our net loss was $799,048 and $874,944, we had negative FFO of $723,734 and $799,630 and net cash used in operations of $65,217 and $65,232. For the three and six months ended June 30, 2016, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our Public Offering. On a cumulative basis, as of June 30, 2016, all distributions have been funded with proceeds from our Public Offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our Advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from this offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and your overall return on your investment in us may be reduced.
We intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016. To qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level, and our Charter does not require that we make distributions to our stockholders.

PART I — FINANCIAL INFORMATION (continued)

Inflation
Substantially all of our multifamily property leases with residents are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
As of June 30, 2016, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
If we raise substantially less funds in the offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of the amount of funds we raise in our Public Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. Once we have fully invested the proceeds of this offering, we expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $3,734,352 as of June 30, 2016;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

PART I — FINANCIAL INFORMATION (continued)

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may conduct additional public or private offerings of securities. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of June 30, 2016, we owned one multifamily property. During the six months ended June 30, 2016, net cash used in operating activities was $65,232. Our operating cash flows during the six months ended June 30, 2016 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for restricted cash, rents and other receivables, other assets, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2016, net cash used in investing activities was $7,655,847 and was primarily the result of our acquisition of one multifamily property for an aggregate purchase price of $7,525,000. Net cash used in investing activities during the six months ended June 30, 2016 consisted of the following:

•	$7,525,000 of cash used related to the acquisition of our multifamily property;

•	$11,043 of cash used for improvements to real estate investments;

•	$111,004 of cash used to fund restricted cash accounts related to replacement reserves; and

•	$8,800 of cash used to purchase an interest rate cap agreement.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing Public Offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the six months ended June 30, 2016, net cash provided by financing activities was $11,255,431. Net cash provided by financing activities during the six months ended June 30, 2016 consisted of the following:

•
$5,614,726 of cash provided by offering proceeds related to our initial Public Offering, net of payments of commissions on sales of common stock and related dealer manager fees in the amount of $313,683;

•	$5,643,000 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $57,000;

•	$100 of contributions from noncontrolling interest; and

•	$2,395 of net cash distributions, after giving effect to distributions reinvested by stockholders of $3,511.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next Quarterly Report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our Advisor and the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the Dealer Manager and our Advisor for reimbursement of certain organization and other offering expenses. However, our Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our Advisor in providing services to us.
As of June 30, 2016, we had indebtedness totaling an aggregate principal amount of $5,644,134, including the net deferred financing costs of $55,866. The following is a summary of our contractual obligations as of June 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$1,619,181	$84,896	$339,243	$336,285	$858,757
Principal payments on outstanding debt obligations(2)	5,700,000	—	—	161,966	5,538,034
Total	$7,319,181	$84,896	$339,243	$498,251	$6,396,791
________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2016. We incurred interest expense of $29,674 during the three and six months ended June 30, 2016, including amortization of deferred financing costs totaling $1,134 and net unrealized losses from the change in fair value of interest rate cap agreements of $8,769.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage notes agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

Results of Operations
Overview
During the period from July 29, 2015 (inception) to May 18, 2016, we had been formed and had commenced our Public Offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 19, 2016 in connection with the acquisition of our first investment, Carriage House Apartments. Our results of operations for the three and six months ended June 30, 2016 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the three and six months ended June 30, 2016, we had a net loss of $799,048 and $874,944, respectively, primarily due to the costs associated with our organization and offering costs related to our Public Offering further described in the notes to our consolidated financial statements included herein and the fact that we did not commence material operations until May 19, 2016.
Total revenues
Rental income and tenant reimbursements were $144,746 for the three and six months ended June 30, 2016, which consisted primarily of $136,545 of rental income following the acquisition of Carriage House Apartments on May 19, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for the property.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $43,809 for the three and six months ended June 30, 2016. These expenses resulted from the ownership of Carriage House Apartments. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for the property but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance were $20,348 for the three and six months ended June 30, 2016. These expenses resulted from the ownership of Carriage House Apartments. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of real estate taxes and insurance expenses for an entire period for the property but will decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $188,679 for the three and six months ended June 30, 2016. These fees consist primarily of acquisition fees of $175,664 earned by our Advisor in connection with the acquisition of Carriage House Apartments. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $75,314 for the three and six months ended June 30, 2016 and related to Carriage House Apartments. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three and six months ended June 30, 2016 was $29,674. Included in interest expense is the amortization of deferred financing costs of $1,134 and the unrealized loss on derivative instruments of $8,769. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three and six months ended June 30, 2016 were $395,516 and $471,412, respectively. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three and six months ended June 30, 2016 were $190,454 and were related to the acquisition of Carriage House Apartments. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing Public Offering and the availability of debt financing.
Net Operating Income
Net Operating Income (“NOI”) is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.

PART I — FINANCIAL INFORMATION (continued)

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2016 computed in accordance with GAAP:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Net loss	$(799,048)	$(874,944)
Fees to affiliates(1)	180,993	180,993
Depreciation and amortization	75,314	75,314
Interest expense	29,674	29,674
General and administrative expenses	395,516	471,412
Acquisition costs	190,454	190,454
Net operating income	$72,903	$72,903
____________________

(1)	Fees to affiliates for the three and six months ended June 30, 2016 exclude property management fees of $3,871 and other fees of $3,815, that are included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (“White Paper”). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical

PART I — FINANCIAL INFORMATION (continued)

accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and modified funds from operations (“MFFO“), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable. However, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our company or another similar transaction) until five years after the completion of our offering stage. Thus, as a limited life REIT, we will not continuously purchase assets and will have a limited life.
Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities

PART I — FINANCIAL INFORMATION (continued)

holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our Advisor, such fees and expenses will need to be reimbursed to our Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the early stage of the offering. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly.

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Reconciliation of net loss to MFFO:
Net loss	$(799,048)	$(874,944)
Depreciation of real estate assets	27,883	27,883
Amortization of lease-related costs	47,431	47,431
FFO	(723,734)	(799,630)
Acquisition fees and expenses(1)(2)	366,118	366,118
Unrealized loss on derivative instruments	8,769	8,769
MFFO	$(348,847)	$(424,743)
________________

(1)
By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2016 include acquisition fees of $175,664 and acquisition expenses of $190,454, that are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fee, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. Refer to Note 7 of our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

PART I — FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We borrow funds at variable rates and intend in the future to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of June 30, 2016, we had no outstanding fixed rate debt instruments.
At June 30, 2016, the fair value of our variable rate debt was $5,657,040 and the carrying value of our variable rate debt was $5,644,134. At June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $5,644,134 of our outstanding variable rate debt. Based on interest rates as of June 30, 2016, if interest rates are 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $52,883 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $24,593.
At June 30, 2016, the weighted-average interest rate of our variable rate debt was 2.94%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2016, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rate for our interest rate cap as of June 30, 2016 was not in excess of the capped rate. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II
Item 1. Legal Proceedings
From time to time we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Registration Statement.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-207952), registering a Public Offering of up to $1,300,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our Public Offering on February 5, 2016. We initially offered a maximum of 40,999,580 shares of our common stock to the public in our Primary Offering at $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), and 12,947,088 shares of our common stock pursuant to our DRP at $23.75 for each Class A share and $22.62 for each Class T share. On June 21, 2016, we filed an amended Registration Statement to include Class R shares in our Public Offering, which was declared effective by the SEC on July 25, 2016, to offer a maximum of 41,688,553 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares). We are also offering up to 13,024,338 shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share.
As of June 30, 2016, we had sold 230,301, zero and 26,039 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $5,465,597, zero and $620,000, respectively, including 148 shares of Class A common stock issued pursuant to our DRP for gross offering proceeds of $3,511.
From inception through June 30, 2016, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions and a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees(1)	$341,583	Actual	5.62%
Other organization and offering costs	570,729	Actual	9.38%
Total expenses	$912,312	Actual	15.00%
Total public offering proceeds (excluding DRP proceeds)	$6,082,086	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15.00%	Actual	15.00%
_____________________

(1)
Includes the distribution and shareholder servicing fee incurred from inception through June 30, 2016 for Class R shares and Class T shares of 0.67% and 1.125% of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering, respectively. As of June 30, 2016, we had not sold any Class R shares in the Public Offering and therefore, no distribution and shareholder servicing fee was incurred with respect to Class R shares. As of June 30, 2016, the distribution and shareholder servicing fee incurred with respect to Class T shares was $27,900.

PART II — OTHER INFORMATION (continued)

From the commencement of our Public Offering through June 30, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $5,173,285, including net offering proceeds from our DRP of $3,511. For the period from inception through June 30, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 15.00%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2016, we had invested in one multifamily property for a total purchase price of $7,525,000. This property acquisition was funded from proceeds of our Public Offering and $5,700,000 in secured financings.
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

Steadfast Apartment REIT III, Inc.

Date:	August 12, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 12, 2016	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial Officer and Accounting Officer)

EXHIBIT LIST
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Second Articles of Amendment and Restatement of Steadfast Apartment REIT III, Inc., filed May 16, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 17, 2016 and incorporated herein by reference).

3.3	Bylaws of Steadfast Apartment REIT III, Inc. (included as Exhibit 3.3 to Company’s Form S-11 (File No. 333-207952), filed November 12, 2015 and incorporated herein by reference).
4.1
Form of Subscription Agreement (included as Appendix B to the Company’s Prospectus (File No. 333-207952), filed July 25, 2016 pursuant to Rule 424(b)(3) (the “Prospectus”) and incorporated herein by reference).

4.2	Form of Distribution Reinvestment Plan (included as Appendix C to the Prospectus and incorporated herein by reference).
4.3	Form of Redemption Request Form (included as Appendix D to the Prospectus and incorporated herein by reference).
4.4	Form of Application for Transfer (included as Appendix E to the Prospectus and incorporated herein by reference).
10.1
Purchase and Sale Agreement, made and entered into as of April 6, 2016, by and between Steadfast Asset Holdings, Inc. and Ashford Properties, LLC, Series D-Gurnee Partners at Carriage House, with Chicago Title Company, in its capacity as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.2
First Amendment to Purchase and Sale Agreement, made as of May 11, 2016, by and between Steadfast Asset Holdings, Inc. and Ashford Properties, LLC, Series D-Gurnee Partners at Carriage House (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.3
Assignment and Assumption of Purchase Agreement, dated as of May 18, 2016, by and between Steadfast Asset Holdings, Inc. and STAR III Carriage House, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.4
Property Management Agreement, entered into as of May 19, 2016, by and between Steadfast Management Company, Inc. and STAR III Carriage House, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.5
Construction Management Services Agreement, entered into as of May 19, 2016, by and between STAR III Carriage House, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.6
Multifamily Note, made as of May 19, 2016, by STAR III Carriage House, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.7
Multifamily Loan and Security Agreement, made as of May 19, 2016, by and between STAR III Carriage House, LLC and PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.8
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 19, 2016, by STAR III Carriage House, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.9
Environmental Indemnity Agreement, dated as of May 19, 2016, by STAR III Carriage House, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.10
Guaranty of Non-Recourse Obligations, dated as of May 19, 2016, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.11
Assignment of Management Agreement, dated as of May 19, 2016, by and among STAR III Carriage House, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.12
Amendment No. 1 to the Dealer Manager Agreement, dated as of May 26, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 26, 2016 and incorporated herein by reference).

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