Form 10-Q
period 2016-09-30
Steadfast Apartment REIT III, Inc.
filed 2016-11-10
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2016, there were 949,906 shares of the Registrant’s Class A common stock issued and outstanding, 66,090 shares of the Registrant’s Class R common stock issued and outstanding and 509,910 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	2
Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (unaudited)	3
Consolidated Statements of Stockholders’ Equity for the period from July 29, 2015 (Inception) to December 31, 2015 and for the nine months ended September 30, 2016 (unaudited)	4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 (unaudited)	5
Condensed Notes to Consolidated Financial Statements as of September 30, 2016 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	49
Item 4. Mine Safety Disclosures	49
Item 5. Other Information	49
Item 6. Exhibits	49
Signatures	50

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$892,666	$—
Building and improvements	6,561,187	—
Tenant origination and absorption costs	200,503	—
Total real estate, cost	7,654,356	—
Less accumulated depreciation and amortization	(237,091)	—
Total real estate, net	7,417,265	—
Cash and cash equivalents	19,548,899	200,000
Restricted cash	255,488	—
Rents and other receivables	239,014	—
Other assets	56,387	—
Total assets	$27,517,053	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$374,035	$—
Mortgage note payable, net	5,645,833	—
Distributions payable	101,659	—
Due to affiliates	1,592,025	—
Total liabilities	7,713,552	—
Commitments and contingencies (Note 9)
Redeemable common stock	70,228	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 669,640 and 8,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,696	80
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 43,337 and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	433	—
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 334,657 and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,347	—
Additional paid-in capital	21,342,966	199,920
Cumulative distributions and net losses	(1,620,169)	—
Total stockholders’ equity	19,733,273	200,000
Noncontrolling interest	—	—
Total Equity	19,733,273	200,000
Total liabilities and stockholders’ equity	$27,517,053	$200,000

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues:
Rental income	$276,367	$412,912
Tenant reimbursements and other	16,134	24,335
Total revenues	292,501	437,247
Expenses:
Operating, maintenance and management	117,584	161,393
Real estate taxes and insurance	44,258	64,607
Fees to affiliates	23,778	212,457
Depreciation and amortization	161,777	237,091
Interest expense	44,901	74,575
General and administrative expenses	383,132	854,543
Acquisition costs	19,421	209,875
Total expenses	794,851	1,814,541
Net loss	(502,350)	(1,377,294)
Net loss attributable to noncontrolling interest	—	(100)
Net loss attributable to common stockholders	$(502,350)	$(1,377,194)

Net loss attributable to Class A common stockholders — basic and diluted	$(360,526)	$(1,030,947)
Net loss per Class A common share — basic and diluted	$(0.81)	$(5.98)
Weighted average number of Class A common shares outstanding — basic and diluted	431,975	171,215
Distributions declared per Class A common share	$0.377	$0.553

Net loss attributable to Class R common stockholders — basic and diluted	$(5,428)	$(13,148)
Net loss per Class R common share — basic and diluted	$(0.86)	$(6.08)
Weighted average number of Class R common shares outstanding — basic and diluted	6,503	2,184
Distributions declared per Class R common share	$0.236	$0.236

Net loss attributable to Class T common stockholders— basic and diluted	$(136,396)	$(333,099)
Net loss per Class T common share — basic and diluted	$(0.89)	$(6.16)
Weighted average number of Class T common shares outstanding — basic and diluted	163,427	55,320
Distributions declared per Class T common share	$0.309	$0.454

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 29, 2015 (INCEPTION) TO DECEMBER 31, 2015 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (Unaudited)

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 29, 2015 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
BALANCE, December 31, 2015	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
Issuance of common stock	661,640	6,616	43,337	433	334,657	3,347	24,846,390	—	24,856,786	—	24,856,786
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(1,971,272)	—	(1,971,272)	—	(1,971,272)
Transfers to redeemable common stock	—	—	—	—	—	—	(70,228)	—	(70,228)	—	(70,228)
Other offering costs to affiliates	—	—	—	—	—	—	(1,713,486)	—	(1,713,486)	—	(1,713,486)
Distributions declared	—	—	—	—	—	—	—	(242,975)	(242,975)	—	(242,975)
Amortization of stock-based compensation	—	—	—	—	—	—	51,642	—	51,642	—	51,642
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss for the nine months ended September 30, 2016	—	—	—	—	—	—	—	(1,377,194)	(1,377,194)	(100)	(1,377,294)
BALANCE, September 30, 2016	669,640	$6,696	43,337	$433	334,657	$3,347	$21,342,966	$(1,620,169)	$19,733,273	$—	$19,733,273

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2016
Cash Flows from Operating Activities:
Net loss	$(1,377,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,091
Amortization of deferred financing costs	2,833
Amortization of stock-based compensation	51,642
Amortization of stock-based annual compensation and meeting fees	41,625
Change in fair value of interest rate cap agreement	8,780
Changes in operating assets and liabilities:
Restricted cash for operating activities	(132,282)
Rents and other receivables	(8,524)
Other assets	(56,367)
Accounts payable and accrued liabilities	320,570
Due to affiliates	242,212
Net cash used in operating activities	(669,714)
Cash Flows from Investing Activities:
Acquisition of real estate investment	(7,525,000)
Additions to real estate investment	(74,405)
Restricted cash for investing activities	(123,206)
Purchase of interest rate cap agreement	(8,800)
Cash used in investing activities	(7,731,411)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage note payable	5,700,000
Contributions from noncontrolling interest	100
Proceeds from issuance of Class A common stock	15,715,295
Proceeds from issuance of Class R common stock	970,000
Proceeds from issuance of Class T common stock	7,829,148
Payments of commissions on sale of common stock and related dealer manager fees	(1,593,900)
Reimbursement of other offering costs to affiliates	(742,531)
Payment of deferred financing costs	(57,000)
Distributions to common stockholders	(71,088)
Net cash provided by financing activities	27,750,024
Net increase in cash and cash equivalents	19,348,899
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$19,548,899

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(Unaudited)

Nine Months Ended September 30, 2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$48,736
Supplemental Disclosures of Noncash Transactions:
Increase in distributions payable	$101,659
Increase in amounts receivable from transfer agent for Class A common stock	$105,750
Increase in amounts receivable from transfer agent for Class T common stock	$124,740
Increase in amounts payable to affiliates for other offering costs	$970,955
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$70,228
Increase in redeemable common stock	$70,228
Increase in accounts payable and accrued liabilities from additions to real estate investments	$53,465
Increase in due to affiliates from additions to real estate investments	$1,486
Increase in due to affiliates from distribution and shareholder servicing fee	$377,372

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on July 29, 2015. The Company is the sole general partner of the Operating Partnership, and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into a Limited Partnership Agreement on July 29, 2015 (as amended, the “Partnership Agreement”). As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of September 30, 2016, the Company owned one multifamily property comprising a total of 136 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On February 5, 2016, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 to offer a maximum of 40,999,580 shares of common stock for sale to the public in the primary offering (“Primary Offering”). The Company initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to 12,947,088 shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
Commencing on July 25, 2016, the Company revised the terms of its Public Offering to include Class R shares. The Company is offering a maximum of 41,688,553 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company has also registered up to 13,024,338 shares pursuant to the Company’s DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. The Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of September 30, 2016, the Company had sold 653,975 shares of Class A common stock, 43,337 shares of Class R common stock and 334,657 shares of Class T common stock in the Public Offering for gross proceeds of $15,877,661, $970,035 and $7,967,465, respectively, and $24,815,161 in the aggregate, including 2,383 shares of Class A common stock, two shares of Class R common stock and 600 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $56,616, $35 and $13,577, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements for the period ended December 31, 2015 as included in the Company’s Registration Statement on Form S-11/A, Post-Effective Amendment No. 2, filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2016 (as amended or supplemented, the “Registration Statement”). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2015 as included in the Registration Statement.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2015 included in the Registration Statement.
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
September 30, 2016
(unaudited)

were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreement	$—	$20	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates, distributions payable and mortgage note payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its mortgage note payable, net is classified as Level 3 within the fair value hierarchy.
The fair value of the mortgage note payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2016 and December 31, 2015, the fair value of the mortgage note payable was $5,717,188 and $0, respectively, compared to the carrying value of $5,645,833 and $0, respectively.
Distribution Policy
The Company intends to elect to be taxed as a REIT and operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a dividend to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a dividend to the holders of Class R shares which began to accrue on August 2, 2016. Distributions paid during the nine months ended September 30, 2016 were based on daily record dates and calculated at a rate of $0.004098 per Class A share per day, $0.003366 per Class T share and $0.00368852 per Class R share per day. Each day during the period from May 19, 2016 to September 30, 2016 was a record date for distributions with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to September 30, 2016 was a record date for distributions with respect to Class R shares.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2016, the Company declared distributions totaling $0.377 and $0.553 per Class A share of common stock, $0.236 and $0.236 per Class R share of common stock and $0.309 and $0.454 per Class T share of common stock, respectively.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding for each class of share outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
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
September 30, 2016
(unaudited)

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

3.          Real Estate
As of September 30, 2016, the Company owned one multifamily property comprising a total of 136 apartment homes. The total acquisition price of the Company’s real estate portfolio was $7,525,000. As of September 30, 2016, the Company’s portfolio was approximately 93.4% occupied and the average monthly rent was $713.
Current Year Acquisitions
During the nine months ended September 30, 2016, the Company acquired the following property:

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
As of September 30, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate property and related intangibles were as follows:

	September 30, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$892,666	$6,561,187	$200,503	$7,654,356
Less: Accumulated depreciation and amortization	—	(89,409)	(147,682)	(237,091)
Net investments in real estate and related lease intangibles	$892,666	$6,471,778	$52,821	$7,417,265
Depreciation and amortization expense was $161,777 and $237,091 for the three and nine months ended September 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements was $61,526 and $89,409 for the three and nine months ended September 30, 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $100,251 and $147,682 for the three and nine months ended September 30, 2016. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2016, the Company’s real estate portfolio comprised 136 apartment homes and was 97.5% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $50,754 and $0 as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, no tenant represented over 10.0% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2015, there were no other assets. As of September 30, 2016 other assets consisted of:

September 30, 2016
Prepaid expenses	$45,485
Interest rate cap agreement	20
Other deposits	10,882
Other assets	$56,387
5.          Debt
Mortgage Note Payable
The following is a summary of mortgage note payable, net secured by real property as of September 30, 2016. There were no mortgage notes payable, net as of December 31, 2015.

	September 30, 2016
				Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date	Interest Rate		Principal Outstanding
Variable rate(1)	1	6/1/2026	1-Mo LIBOR + 2.47%	3.00%	$5,700,000
Mortgage note payable, gross	1			3.00%	5,700,000
Deferred financing costs, net(2)					(54,167)
Mortgage note payable, net					$5,645,833
_________

(1)	See Note 10 for a discussion of the interest rate cap agreement used to manage the exposure to interest rate movement on the Company’s variable rate loan.

(2)	Accumulated amortization related to deferred financing costs as of September 30, 2016 was $2,833.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2016:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt(1)	$5,700,000	$—	$—	$—	$53,989	$107,977	$5,538,034

(1)
Projected principal payments on outstanding debt obligation are based on the terms of the note payable agreement. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s mortgage note payable contains customary financial and non-financial debt covenants. As of September 30, 2016, the Company was in compliance with all financial and non-financial debt covenants.
For the three and nine months ended September 30, 2016, the Company incurred interest expense of $44,901 and $74,575, respectively. Interest expense for the three and nine months ended September 30, 2016 includes amortization of deferred financing costs of $1,699 and $2,833 and net unrealized losses from the change in fair value of interest rate cap agreement of $11 and $8,780, respectively.
Interest expense of $14,226 and $0 was payable as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The following table reflects information regarding the Public Offering from inception through September 30, 2016:

	September 30, 2016
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	651,592	43,335	334,057	1,028,984
Shares of common stock issued - DRP	2,383	2	600	2,985
Total shares of common stock issued - Public Offering	653,975	43,337	334,657	1,031,969
Gross offering proceeds - Primary Offering	$15,821,045	$970,000	$7,953,888	$24,744,933
Gross offering proceeds - DRP	56,616	35	13,577	70,228
Total offering proceeds - Public Offering	$15,877,661	$970,035	$7,967,465	$24,815,161
Offering costs				(3,684,758)
Offering proceeds net of offering costs				$21,130,403
Offering proceeds include $230,490 and $0 of amounts due from the Company’s transfer agent as of September 30, 2016 and December 31, 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On March 31, 2016, June 30, 2016 and September 30, 2016, the Company issued 795 shares, 435 shares and 435 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8—Long Term Incentive Award Plan and Independent Director Compensation for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $10,875 and $41,625 and for the three and nine months ended September 30, 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering is as follows:

Nine Months Ended September 30, 2016
Nonvested shares at the beginning of the period	—
Granted shares	6,000
Vested shares	(1,500)
Nonvested shares at the end of the period	4,500
Included in general and administrative expenses is $9,429 and $51,642 for the three and nine months ended September 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $98,358. The weighted average remaining term of the restricted common stock was 1.62 years as of September 30, 2016. As of September 30, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
The Company’s board of directors will determine an estimated value per share of its common stock based on valuations by independent third-party appraisers and qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in its Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Prior to the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
Following the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(3)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Lesser of Purchase Price or Estimated Value per Share
2 years	95.0% of Lesser of Purchase Price or Estimated Value per Share
3 years	97.5% of Lesser of Purchase Price or Estimated Value per Share
4 years	100.0% of Lesser of Purchase Price or Estimated Value per Share
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
_______________

(1)  As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.
(2) The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares. The required one-year holding period does not apply to repurchases requested within 270 days after the death or disability of a stockholder.
(3) For purposes of the share repurchase program, until the day the Company publicly discloses a new estimated value per share, the purchase price for shares purchased under the share repurchase program will equal, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share will be determined by the Company’s board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor.
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

business days prior to the Repurchase Date. During the three and nine months ended September 30, 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.
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
September 30, 2016
(unaudited)

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
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that began to accrue on May 19, 2016 at a rate of $0.004098 and $0.003366, per day for each share of the Company’s Class A common stock and Class T common stock, respectively. The Company’s board of directors also approved a cash distribution that began to accrue on August 2, 2016 at a rate of $0.00368852 per day for each share of the Company’s Class R common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
The following table reflects distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	3,232	48	1,316	4,596	3,812	48	1,332	5,192
DRP distributions declared (value)	$76,757	$1,084	$29,772	$107,613	$90,536	$1,084	$30,130	$121,750
Cash distributions declared	87,932	1,109	20,947	109,988	99,029	1,109	21,087	121,225
Total distributions declared	$164,689	$2,193	$50,719	$217,601	$189,565	$2,193	$51,217	$242,975

DRP distributions paid (in shares)	2,236	2	600	2,838	2,384	2	600	2,986
DRP distributions paid (value)	$53,105	$35	$13,577	$66,717	$56,616	$35	$13,577	$70,228
Cash distributions paid	58,713	16	9,964	68,693	61,108	16	9,964	71,088
Total distributions paid	$111,818	$51	$23,541	$135,410	$117,724	$51	$23,541	$141,316
As of September 30, 2016, $101,659 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $71,841, $2,142 and $27,676 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $33,921, $1,049 and $16,552 or 1,428, 47 and 732 shares of Class A common stock, Class R common stock and Class T are attributable to the DRP, respectively. There were no distributions payable as of December 31, 2015.
As reflected in the table above, for three and nine months ended September 30, 2016, the Company paid total distributions of $135,410 and $141,316 for the three and nine months ended September 30, 2016, which related to distributions declared for each day in the period from June 1, 2016 through August 31, 2016 and May 19, 2016 through August 31, 2016, respectively.
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
September 30, 2016
(unaudited)

also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.
Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2016 and amounts outstanding to the Advisor and its affiliates as of September 30, 2016 and December 31, 2015 are as follows:

	Incurred For the		Payable (Prepaid) as of
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	September 30, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$26,980	$—	$—
Investment management fees(2)	11,286	16,615	73	—
Acquisition fees(2)	—	175,664	—	—
Acquisition expenses(3)	19,421	134,726	2,360	—
Property management:
Fees(2)	8,927	12,798	3,211	—
Reimbursement of onsite personnel(4)	51,902	72,471	13,616	—
Other fees(2)	3,565	7,380	650	—
Other fees - G&A(1)	322	322	—	—
Other operating expenses(1)	276,308	530,901	222,302	—
Consolidated Balance Sheets:
Insurance deductible reserve account(5)	507	507	(1,521)	—
Property escrow deposits(6)	—	234,000	—	—
Capitalized
Construction management:
Fees(7)	6,349	6,433	1,486	—
Reimbursements of labor costs(7)	56	84	—	—
Additional paid-in capital
Other offering costs reimbursement	1,169,737	1,713,486	970,955	—
Selling commissions:
Class A	564,235	736,323	—	—
Class T	220,017	238,617	—	—
Dealer manager fees:
Class A	307,469	414,964	—	—
Class T	183,347	198,847	—	—
Distribution and shareholder servicing fee:
Class R(8)	24,596	24,596	24,596	—
Class T(8)	330,025	357,925	352,776	—
	$3,178,069	$4,903,639	$1,590,504	$—
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)	Included in acquisition costs in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(5)	Included in other assets in the accompanying consolidated balance sheets.

(6)	Escrow deposit paid on behalf of the Company by an affiliate of the Advisor in connection with the acquisition of Carriage House Apartments.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% in Steadfast REIT Investments, LLC (the “Sponsor”), for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. As of September 30, 2016 and December 31, 2015, the Advisor had incurred $512,299 and $0, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which were recorded by the Company as offering expenses during the applicable period.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2016 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$24,744,933	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$3,711,739	15.00%

O&O expenses recorded:
Sales commissions(1)	$1,293,096	5.23%
Dealer manager fees(1)(2)(3)	678,176	2.74%
Offering cost reimbursements	1,713,486	6.92%
Organizational costs reimbursements	26,980	0.11%
Total O&O cost reimbursements recorded by the Company	$3,711,738	15.00%
_____________________

(1)
Includes the distribution and shareholder servicing fee for Class T shares of 1.125% of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) sold in the Public Offering. From inception through September 30, 2016, the distribution and shareholder servicing fee incurred with respect to Class T shares was $357,925.

(2)
Includes the distribution and shareholder servicing fee for Class R shares of 0.27% of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) sold in the Public Offering. From inception through September 30, 2016, the distribution and shareholder servicing fee incurred with respect to Class R shares was $24,596.

(3)	Includes $205,451 of marketing reallowance paid to participating broker dealers.
When recognized, organization costs are expensed as incurred. From inception through September 30, 2016, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was paid to the Advisor.
Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and nine months ended September 30, 2016, the Advisor incurred $3,029,554 and $8,144,494 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $8,144,494 from inception through September 30, 2016, of which $5,958,283 is deferred and may be reimbursable, subject to the limitations described above and the approval of the Company’s independent directors.
The Company accrued $970,955 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. The deferred offering costs of $5,958,283 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 10% limitation described above.
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
September 30, 2016
(unaudited)

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
The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6.0% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 6.0% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
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
Property Management Fees and Expenses
The Company has entered into a Property Management Agreement (the “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of the Company’s property. The property management fee payable with respect to the Company’s property under the Property Management Agreement at September 30, 2016 is 3.0% of the gross revenue of the property (as defined in the Property Management Agreement) in addition to an incentive management fee equal to 1% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
Other Fees
The Company has entered into a Construction Management Agreement (the “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), for construction

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

management or construction oversight services rendered in connection with capital improvements and renovation or value-enhancement projects. The fees for such services with respect to the property under the Construction Management Agreement is equal to 6.0% of the total cost of the work done; provided, however, that such fees shall only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company also reimburses the Construction Manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations.
Insurance Deductible Reserve
The Company deposits with an affiliate of the Sponsor moneys to fund an insurance deductible reserve account to cover the cost of required insurance deductibles across all multifamily properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible reserve account may be used by the Company or another affiliate of the Sponsor.
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

The Company will first test the 2%/25% Limitation at June 30, 2017, the end of the fourth fiscal quarter following the fiscal quarter in which the Company acquired its first investment.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2016 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2016.
Sales Commissions
The Company pays the Dealer Manager 7.0% of gross offering proceeds from the sale of Class A shares in the Primary Offering and 3.0% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions are paid for sales of Class R shares or for sales pursuant to the Company’s DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Company’s Primary Offering on a per class basis.
Dealer Manager Fees
The Company pays the Dealer Manager 3.0% of gross offering proceeds from the sale of Class A shares and 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales of Class R shares or for sales pursuant to the Company’s DRP.
Distribution and Shareholder Servicing Fees
The Company pays the Dealer Manager 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the primary offering and 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Company will reduce the distribution and shareholder servicing fee with respect to a Class R share sold in the Primary Offering to 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) if the holder of such Class R share is, from time to time, represented by a registered investment adviser that is not a participant on an alternative investment platform.
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
September 30, 2016
(unaudited)

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
Subordinated Participation in Net Sale Proceeds (payable only if the Company’s shares are not listed on an exchange)
The Advisor (in its capacity as special limited partner of the Operating Partnership) will receive 15.0% of the remaining net sale proceeds after return of the total investment amount, which is the amount equal to the original issue price paid by the stockholders in the Public Offering multiplied by the number of shares issued in the Public Offering, reduced by the weighted average original issue price of the shares sold in the Primary Offering multiplied by the total number of shares repurchased by the Company, plus payment to investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes.
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
Subordinated Incentive Listing Distribution (payable only if the Company’s shares are listed on an exchange)
Upon the listing of the Company’s shares on a national securities exchange, the Advisor (in its capacity as special limited partner of the Operating Partnership) will receive 15.0% of the amount by which the sum of the Company’s adjusted market

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

value plus distributions paid by the Company to stockholders from inception until the date the adjusted market value is determined, including distributions that may constitute a return of capital for federal income tax purposes, exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors of the total investment amount. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis.
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
8.         Long Term Incentive Award Plan and Independent Director Compensation
The Company has adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of our common stock on the date of grant. As of September 30, 2016, no awards were issued or outstanding other than awards granted to independent directors in connection with the Company raising $2,000,000 in the Public Offering as further discussed below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 2,000 shares of restricted Class A common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors will receive 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $9,429 and $51,642 for the three and nine months ended September 30, 2016, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $55,750 and $174,750 for the three and nine months ended September 30, 2016, respectively, related to the independent directors’ annual compensation and the value of shares issued for attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2016, $44,875 is included in accounts payable and accrued liabilities and $41,625 is included in additional paid-in capital on the consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instrument that was in effect at September 30, 2016:

September 30, 2016
Type	Maturity Date	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019	One-Month LIBOR	1	$5,700,000	0.53%	5.00%	$20
The interest rate cap agreement is not designated as an effective cash flow hedge. Accordingly, the Company records any changes in the fair value of the interest rate cap agreement as interest expense. The change in the fair value of the interest rate cap agreement for the three and nine months ended September 30, 2016 resulted in an unrealized loss of $11 and $8,780, respectively. During the three and nine months ended September 30, 2016, the Company acquired an interest rate cap agreement of $8,800. The fair value of the interest rate cap agreement of $20 as of September 30, 2016 is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2016. The Company acquired one property during the three and nine months ended September 30, 2016. This property contributed $437,247 of revenues and $188,188 of net loss, including $237,091 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to September 30, 2016. The following unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 has been provided to give effect to the acquisition of the property as if it had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$292,501	$292,501	$877,503	$877,503
Net loss	$(493,600)	$(493,600)	$(1,480,800)	$(1,775,414)
The pro forma information reflects adjustments for actual revenues and expenses of the property acquired during the three and nine months ended September 30, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the property on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the property; and (3) transaction costs have been adjusted for the acquisition of the property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

12.          Subsequent Events
Status of Our Offering
As of November 4, 2016, the Company had sold 934,241, 66,090 and 509,910 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $22,842,011, $1,487,033 and $12,138,040, or an aggregate amount of $36,467,084, including 5,841, 126 and 2,454 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $138,729, $2,833 and $55,518, respectively.
Distributions Paid
Class A
On October 1, 2016, the Company paid distributions of $71,841, which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016 and consisted of cash distributions paid in the amount of $37,920 and $33,921 in shares issued pursuant to the DRP, respectively.
On November 1, 2016, the Company paid distributions of $99,388, which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016 and consisted of cash distributions paid in the amount of $51,246 and $48,142 in shares issued pursuant to the DRP.
Class R
On October 1, 2016, the Company paid distributions of $2,142, which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016 and consisted of cash distributions paid in the amount of $1,093 and $1,049 in shares issued pursuant to the DRP, respectively.
On November 1, 2016, the Company paid distributions of $6,287, which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016 and consisted of cash distributions paid in the amount of $4,538 and $1,749 in shares issued pursuant to the DRP.
Class T
On October 1, 2016, the Company paid distributions of $27,676, which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016 and consisted of cash distributions paid in the amount of $11,124 and $16,552 in shares issued pursuant to the DRP.
On November 1, 2016, the Company paid distributions of $41,018, which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016 and consisted of cash distributions paid in the amount of $15,613 and $25,405 in shares issued pursuant to the DRP.
Declaration of Distributions
On November 9, 2016, the board of directors of the Company declared cash distributions to the holders of Class A, Class R and Class T shares of common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on January 1, 2017 and ending on March 31, 2017; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share per day, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.00394521 per Class R share of common stock per day subject to an annual distribution and shareholder servicing fee of 0.27% and $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement filed with the SEC on June 21, 2016.
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
On February 5, 2016, we commenced our Public Offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of 40,999,580 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share (up to $500,000,000 in Class A shares) and $23.81 for each Class T share (up to $500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offered up to 12,947,088 shares of common stock pursuant to our DRP at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. On June 21, 2016, we filed an amended registration statement to include Class R shares in our initial Public Offering. Commencing on July 25, 2016, we revised the terms of the Public Offering to offer a maximum of 41,688,553 shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also offering up to 13,024,338 shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our Advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of November 4, 2016, we had sold 934,241 shares of Class A common stock, 66,090 shares of Class R common stock and 509,910 shares of Class T common stock in our Public Offering for gross proceeds of $22,842,011, $1,487,033 and $12,138,040, respectively, and $36,467,084 in the aggregate, including 5,841 shares of Class A common stock, 126 shares of Class R common stock and 2,454 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $138,729, $2,833 and $55,518, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2018 unless our Public Offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
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
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and our Advisor is the only limited partner of our Operating Partnership. As we accept subscriptions for shares of common stock, we transfer substantially all of the net proceeds of the offering to our Operating Partnership as a capital contribution. The limited partnership agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be

PART I — FINANCIAL INFORMATION (continued)

classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
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
Our Real Estate Portfolio
As of September 30, 2016, we owned the one multifamily apartment community listed below:

Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(1)	Average Monthly Occupancy(2)	Average Monthly Rent(3)
Carriage House Apartments	Gurnee, IL	5/19/2016	136	$7,525,000	$5,645,833	93.4%	$713
			136	$7,525,000	$5,645,833	93.4%	$713
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loan for the property listed above.

(2)	At September 30, 2016, our portfolio was approximately 97.5% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our consolidated

PART I — FINANCIAL INFORMATION (continued)

financial statements and notes thereto for the period ended December 31, 2015 included in the Company’s Registration Statement filed with the SEC on June 21, 2016. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report for a discussion of our significant accounting policies.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax year ended December 31, 2015.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations (“FFO”). As a result, our

PART I — FINANCIAL INFORMATION (continued)

distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Our board of directors first declared a distribution to the holders of Class A shares and Class T shares that began to accrue on May 19, 2016. Our board of directors also declared a distribution to the holders of Class R shares that began to accrue on August 2, 2016. Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.004098, $0.00368852 and $0.003366 for each Class A share per day, each Class R share per day and each Class T share per day, respectively.
The distributions paid during each of the last three fiscal quarters ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(4)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class R Share(1)(3)	Distributions Declared Per Class T Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(15)
Second Quarter 2016	25,374	0.176	—	0.145	2,395	3,511	5,906	—	5,906	(65,217)
Third Quarter 2016	217,601	0.377	0.236	0.309	68,693	66,717	135,410	—	135,410	(604,482)
	$242,975	$0.553	$0.236	$0.454	$71,088	$70,228	$141,316	$—	$141,316	$(669,714)
____________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.004098 and $0.003366 for each Class A share per day and each Class T share per day, respectively, beginning on May 19, 2016. Distributions to holders of each Class R share per day are also based on daily record dates and are calculated at a rate of $0.00368852, beginning on August 2, 2016.

(2)	Assumes each share was issued and outstanding each day during the period from May 19, 2016 to September 30, 2016.

(3)	Assumes each share was issued and outstanding each day during the period from August 2, 2016 to September 30, 2016.

(4)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2016, we paid aggregate distributions of $135,410 and $141,316, including $68,693 and $71,088 of distributions paid in cash and 2,838 and 2,986 shares of our common stock issued pursuant to our DRP for $66,717 and $70,228, respectively. For the three and nine months ended September 30, 2016, our net loss was $502,350 and $1,377,294, we had negative FFO of $340,573 and $1,140,203 and net cash used in operations of $604,482 and $669,714, respectively. For the three and nine months ended September 30, 2016, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our Public Offering. On a cumulative basis, as of September 30, 2016, all distributions have been funded with proceeds from our Public Offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

PART I — FINANCIAL INFORMATION (continued)

we may use from this offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and your overall return on your investment in us may be reduced.
We intend to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016. To qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level and our Charter does not require that we make distributions to our stockholders.
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
As of September 30, 2016, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
If we raise substantially less funds in the offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of the amount of funds we raise in our Public Offering. Our inability to raise substantial funds in our Public Offering or otherwise would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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

PART I — FINANCIAL INFORMATION (continued)

Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $19,548,899 as of September 30, 2016;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of September 30, 2016, we owned one multifamily property. During the nine months ended September 30, 2016, net cash used in operating activities was $669,714. Our operating cash flows during the nine months ended September 30, 2016 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for restricted cash, rents and other receivables, other assets, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2016, net cash used in investing activities was $7,731,411 and was primarily the result of our acquisition of one multifamily property for an aggregate purchase price of $7,525,000. Net cash used in investing activities during the nine months ended September 30, 2016 consisted of the following:

•	$7,525,000 of cash used related to the acquisition of our multifamily property;

PART I — FINANCIAL INFORMATION (continued)

•	$74,405 of cash used for improvements to real estate investments;

•	$123,206 of cash used to fund restricted cash accounts related to replacement reserves; and

•	$8,800 of cash used to purchase an interest rate cap agreement.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing Public Offering, net of distributions paid to our stockholders, and the issuance of a mortgage note payable. During the nine months ended September 30, 2016, net cash provided by financing activities was $27,750,024. Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of the following:

•
$22,178,012 of cash provided by offering proceeds related to our initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $1,593,900 and (2) the reimbursement of other offering costs to affiliates in the amount of $742,531;

•	$5,643,000 of proceeds from the issuance of a mortgage note payable, net of deferred financing costs in the amount of $57,000;

•	$100 of contributions from noncontrolling interest; and

•	$71,088 of net cash distributions, after giving effect to distributions reinvested by stockholders of $70,228.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next Quarterly Report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)

As of September 30, 2016, we had indebtedness totaling an aggregate principal amount of $5,645,833, including the net deferred financing costs of $54,167. The following is a summary of our contractual obligations as of September 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$1,612,028	$43,211	$346,878	$343,854	$878,085
Principal payments on outstanding debt obligations(2)	5,700,000	—	—	161,966	5,538,034
Total	$7,312,028	$43,211	$346,878	$505,820	$6,416,119
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2016. We incurred interest expense of $44,901 and $74,575 during the three and nine months ended September 30, 2016, including amortization of deferred financing costs totaling $1,699 and $2,833 and net unrealized losses from the change in fair value of interest rate cap agreements of $11 and $8,780, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage note payable.

Results of Operations
Overview
During the period from July 29, 2015 (inception) to May 18, 2016, we had been formed and had commenced our Public Offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 19, 2016 in connection with the acquisition of our first investment, Carriage House Apartments. Our results of operations for the three and nine months ended September 30, 2016 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the three and nine months ended September 30, 2016, we had a net loss of $502,350 and $1,377,294, respectively, primarily due to depreciation and amortization expenses, fees to affiliates, acquisition costs, operating, maintenance and management expenses and general and administrative expenses after commencing operations on May 19, 2016.
Total revenues
Rental income and tenant reimbursements were $292,501 and $437,247 for the three and nine months ended September 30, 2016, which consisted primarily of $276,367 and $412,912 of rental income, respectively, following the acquisition of Carriage House Apartments on May 19, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for the property.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $117,584 and $161,393 for the three and nine months ended September 30, 2016. These expenses resulted primarily from the ownership of Carriage House Apartments. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for the property but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance were $44,258 and $64,607 for the three and nine months ended September 30, 2016. These expenses resulted primarily from the ownership of Carriage House Apartments. We expect these amounts to increase in future

PART I — FINANCIAL INFORMATION (continued)

periods as a result of anticipated future acquisitions of real estate and the realization of real estate taxes and insurance expenses for an entire period for the property but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $23,778 and $212,457 for the three and nine months ended September 30, 2016. These fees consist primarily of investment management fees of $11,286 and $16,615, respectively, and acquisition fees of $0 and $175,664, respectively, earned by our Advisor in connection with the acquisition and management of Carriage House Apartments. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $161,777 and $237,091 for the three and nine months ended September 30, 2016 and related to Carriage House Apartments. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three and nine months ended September 30, 2016 was $44,901 and $74,575. Included in interest expense is the amortization of deferred financing costs of $1,699 and $2,833 for the three and nine months ended September 30, 2016 and the unrealized loss on derivative instruments of $11 and $8,780, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three and nine months ended September 30, 2016 were $383,132 and $854,543, respectively. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three and nine months ended September 30, 2016 were $19,421 and $209,875, and were primarily related to the acquisition of Carriage House Apartments. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing Public Offering and the availability of debt financing.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2016 computed in accordance with GAAP:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Net loss	$(502,350)	$(1,377,294)
Fees to affiliates(1)	11,286	192,279
Depreciation and amortization	161,777	237,091
Interest expense	44,901	74,575
General and administrative expenses	383,132	854,543
Acquisition costs	19,421	209,875
Net operating income	$118,167	$191,069
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2016 exclude property management fees of $8,927 and $12,798 and other fees of $3,565 and $7,380, respectively, that are included in NOI.

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

PART I — FINANCIAL INFORMATION (continued)

charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the

PART I — FINANCIAL INFORMATION (continued)

IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Reconciliation of net loss to MFFO:
Net loss	$(502,350)	$(1,377,294)
Depreciation of real estate assets	61,526	89,409
Amortization of lease-related costs	100,251	147,682
FFO	(340,573)	(1,140,203)
Acquisition fees and expenses(1)(2)	19,421	385,539
Unrealized loss on derivative instruments	11	8,780
MFFO	$(321,141)	$(745,884)
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2016 include acquisition fees of $0 and $175,664 and acquisition expenses of $19,421 and $209,875, that are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

PART I — FINANCIAL INFORMATION (continued)

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
We borrow funds at variable rates and intend in the future to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of September 30, 2016, we had no outstanding fixed rate debt instruments.
At September 30, 2016, the fair value of our variable rate debt was $5,717,188 and the carrying value of our variable rate debt was $5,645,833. At September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $5,645,833 of our outstanding variable rate debt. Based on interest rates as of September 30, 2016, if interest rates are 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $57,792 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $30,694.
At September 30, 2016, the weighted-average interest rate of our variable rate debt was 3.0%. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2016, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rate for our interest rate cap as of September 30, 2016 was not in excess of the capped rate. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act.
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
As of September 30, 2016, we had sold 653,975, 43,337 and 334,657 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $15,877,661, $970,035 and $7,967,465, respectively, or $24,815,161 in the aggregate, including 2,383 shares of Class A common stock, two shares of Class R common stock and 600 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $56,616, $35 and $13,577, respectively.
From inception through September 30, 2016, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions and a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees(1)	$1,971,272	Actual	7.97%
Other organization and offering costs	1,740,466	Actual	7.03%
Total expenses	$3,711,738	Actual	15.00%
Total public offering proceeds (excluding DRP proceeds)	$24,744,933	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15.00%	Actual	15.00%
_____________________

(1)
Includes the distribution and shareholder servicing fee incurred from inception through September 30, 2016 for Class R shares and Class T shares of 0.27% and 1.125% of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering, respectively. From inception through September 30, 2016, the distribution and shareholder servicing fee incurred with respect to Class R shares and Class T shares was $24,596 and $357,925, respectively.

PART II — OTHER INFORMATION (continued)

From the commencement of our Public Offering through September 30, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $21,103,423, including net offering proceeds from our DRP of $70,228. For the period from inception through September 30, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 15.00%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2016, we had invested in one multifamily property for a total purchase price of $7,525,000. This property acquisition was funded from proceeds of our Public Offering and $5,700,000 in secured financings.
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

Steadfast Apartment REIT III, Inc.

Date:	November 10, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 10, 2016	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial Officer and Accounting Officer)

EXHIBIT LIST
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Amended and Restated Dealer Manager Agreement, dated July 25, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (included as Exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.2
Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.3
Amended and Restated Advisory Agreement, dated July 25, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.4
Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III, Inc., dated July 25, 2016 by and between Steadfast Apartment REIT III, Inc. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

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