Form 10-K
period 2016-12-31
Steadfast Apartment REIT III, Inc.
filed 2017-03-16
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant is currently offering shares at $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock, with discounts available for certain categories of purchasers.
The registrant was formed on July 29, 2015, and commenced its initial public offering on February 5, 2016. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 150,987 shares of Class A common stock, zero shares of Class R common stock and 26,055 shares of Class T common stock held by non affiliates, for an aggregate market value of $4,395,058, assuming a market value of $25.00 per share of Class A common stock, zero per share of Class R common stock and $23.81 per share of Class T common stock.
As of March 10, 2017, there were 1,625,183 shares of the Registrant’s Class A common stock issued and outstanding, 140,757 shares of the Registrant’s Class R common stock issued and outstanding and 1,337,185 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of Steadfast Apartment REIT III, Inc. (“we,” “our,” “us” or the “Company”) included in this Annual Report on Form 10-K (the “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 19, 2016;

•	the fact that we have had a net loss for each quarterly period since inception;

•	our ability to raise proceeds in our Public Offering (defined below);

•	our ability to effectively deploy the proceeds raised in our Public Offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties and senior-living properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties and senior-living properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	the availability of capital;

•	changes in interest rates; and

•	changes to U.S. generally accepted accounting principles (“GAAP”).
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT III, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on July 29, 2015, as a Maryland corporation that intends to qualify as a REIT. We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties
  Substantially all of our business is conducted through Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on July 29, 2015. We are the sole general partner of our Operating Partnership and own a 99.99% partnership interest in the Operating Partnership. Steadfast Apartment Advisor III, LLC (the “Advisor”), is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. We entered into a Limited Partnership Agreement on July 29, 2015 with the Advisor (as amended, the “Partnership Agreement”). As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds from our Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and our percentage ownership in the Operating Partnership increases proportionately. As of December 31, 2016, we owned three multifamily properties comprised of a total of 632 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio.”
On February 5, 2016, we commenced our initial public offering of up to $1,000,000,000 in shares of common stock for sale to the public in the primary offering (“Primary Offering”), consisting of Class A shares at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and Class T shares at an initial price of $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. In addition, up to $300,000,000 in shares of common stock are being offered pursuant to our distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
Commencing on July 25, 2016, we revised the terms of our Public Offering to include Class R shares so that the Primary Offering now consists of Class A shares at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), Class R shares at an initial price of $22.50 for each Class R share ($200,000,000 in Class R shares) and Class T shares at an initial price of $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. Our DRP offering now consists of Class A shares at an initial price of $23.75 for each Class A share, Class R shares at an initial price of $22.50 for each Class R share and Class T shares at an initial price of $22.62 for each Class T share. Our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. We may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we raised the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of March 10, 2017, we had sold 1,608,943 shares of Class A common stock, 140,757 shares of Class R common stock and 1,337,185 shares of Class T common stock in our Public Offering for gross proceeds of $39,541,024, $3,167,273 and $31,824,135, respectively, and $74,532,432 in the aggregate, including 16,911 shares of Class A common stock, 724 shares of Class R common stock and 11,974 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $401,646, $16,523 and $270,861, respectively. We will continue to offer our shares of our common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate the Public Offering at any time.
We are externally managed by the Advisor pursuant to the Advisory Agreement by and among us, our Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We have retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), our affiliate, to serve as the dealer manager for our Public Offering. The Dealer Manager is responsible for marketing our shares of common stock being offered pursuant to our Public Offering. The

Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.
Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company (the “Sponsor”), is indirectly controlled by Rodney F. Emery, our chairman and chief executive officer. We refer to each of our Sponsor, Advisor, Dealer Manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.” The chart below shows the relationships among our Company and various Steadfast Companies affiliates.

_______________

(1)
We are the sole general partner of our Operating Partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net offering proceeds to our Operating Partnership in exchange for partnership interests, and our percentage ownership will increase proportionately.

(2)
Crossroads Capital Multifamily, LLC’s percentage interest in our Sponsor is contingent upon a net increase in book capitalization (as defined in our Sponsor’s limited liability company agreement). Crossroads Capital Multifamily, LLC (“Crossroads Capital Multifamily”) and Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”) are affiliated entities, each being wholly-owned subsidiaries of Crossroads Capital Group, LLC. Crossroads Capital Group, LLC is owned 50% by Gregory P. Brakovich through a family trust and 50% by James A. Shepherdson through a family trust.

Objectives and Strategies
Our investment objectives are to:

•	realize capital appreciation in the value of our investments over the long term; and

•	pay attractive and stable cash distributions to stockholders.
We intend to use the net proceeds of our Public Offering to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We expect that a majority of our portfolio will consist of established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue, intended to provide a potential source of stable income to investors. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. With respect to approximately 50-70% of our portfolio, we intend to execute a value-enhancement strategy whereby we will acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. We believe that many of the properties targeted for value-enhancement typically will also be established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue. However, these properties present an opportunity to increase rental revenue by expending incremental capital (typically approximately 4-7% of the original unit price) in superficial, aesthetic improvements such as new doors and lighting hardware, flooring, window coverings and appliances. Often such enhancements are of such a cosmetic nature as to not require building permits. This work does not constitute “reconstruction” or “remodeling” as those terms are commonly used, and we believe the properties targeted for value-enhancement would otherwise be accretive to and consistent with our greater portfolio regardless of whether any value-enhancement expenditures are made. These properties are deemed “under-managed” insofar as prior owners either failed to recognize the potential for, or did not have the capital to execute, a value-enhancement strategy. Although our primary focus will be the acquisition of multifamily and independent senior-living properties, we may also selectively acquire debt collateralized by multifamily properties and securities of other companies owning multifamily properties, which we collectively refer to as “real estate-related assets.”
2016 Highlights
During 2016, we:

•	acquired three multifamily properties for an aggregate contract purchase price of $99,425,000, exclusive of closing costs;

•
paid cash distributions of $216,868 to Class A common stockholders and distributed $195,085 in shares of our Class A common stock pursuant to our DRP, which together constituted a 6.00% annualized distribution rate to our stockholders based on a purchase price of $25.00 per share;

•
paid cash distributions of $11,811 to Class R common stockholders and distributed $5,374 in shares of our Class R common stock pursuant to our DRP, subject to an annual distribution and shareholder fee of 0.27%, which together constituted a 6.40% annualized distribution rate to our stockholders based on a purchase price of $22.50 per share;

•
paid cash distributions of $57,945 to Class T common stockholders and distributed $92,359 in shares of our Class T common stock pursuant to our DRP, subject to an annual distribution and shareholder servicing fee of 1.125%, which together constituted a 5.17% annualized distribution rate to our stockholders based on a purchase price of $23.81 per share; and

•
issued 1,231,180 of Class A common stock, 99,043 of Class R common stock and 889,434 shares of Class T common stock in our Public Offering, including shares issued pursuant to our DRP, resulting in gross offering proceeds of $30,199,107, $2,228,474 and $21,172,572, respectively, and $53,600,153 in the aggregate.

Our Real Estate Portfolio
As of December 31, 2016, we owned the three multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(3)
1	Carriage House Apartment Homes	Gurnee, IL	136	95.6%	$685	5/19/2016	$7,525,000	$5,647,520	6.5%
2	Bristol Village Apartments	Aurora, CO	240	96.3%	1,254	11/17/2016	47,400,000	34,843,179	5.6%
3	Canyon Resort at Great Hills Apartments	Austin, TX	256	95.7%	1,332	12/29/2016	44,500,000	31,526,234	5.5%
			632	95.9%	$1,163		$99,425,000	$72,016,933
________________

(1)	At December 31, 2016, our portfolio was approximately 97.5% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
The capitalization rate reflected in the table is as of the closing of the acquisition of the property. We calculate the capitalization rate for a real property by dividing “net operating income” of the property by the purchase price of the property, excluding acquisition costs. Net operating income is calculated by deducting all operating expenses of a property, including property taxes and management fees but excluding debt service payments and capital expenditures, from gross operating revenues received from a property. For purposes of this calculation, net operating income is determined using the projected first year net operating income of the property based on in-place leases, potential rent increases or decreases for each unit and other revenues from late fees or services, adjusted for projected vacancies, tenant concessions, if any, and charges not collected.

We plan to invest approximately $1.3 million during the year ending December 31, 2017 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
The following information generally applies to all our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	except as noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties; and

•	our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial Public Offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third-party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Second Articles of Amendment and Restatement (as amended, the “Charter”), we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
Employees
We have no paid employees. The employees of the Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.
Competition
We are subject to significant competition in seeking real estate investments and residents. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy (caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
We may also compete with Steadfast Income REIT, Inc. (“Steadfast Income REIT”) and Steadfast Apartment REIT, Inc. (“Steadfast Apartment REIT”), public, non-listed REITs sponsored by our Sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Apartment REIT commenced its initial public offering on December 30, 2013 and terminated its primary offering on March 24, 2016, but continues to offer its shares pursuant to its distribution reinvestment plan and may engage in future public offerings for its shares. Steadfast Income REIT terminated its initial public offering on December 20, 2013 but may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT and Steadfast Apartment REIT are no longer publicly offering their shares of common stock, they may have funds, including proceeds from the sale of assets or the refinancing of debt, available for investment. Although Steadfast Income REIT and Steadfast Apartment REIT are the only investment programs currently sponsored by or affiliated with our Sponsor that may directly compete with us for investment opportunities, our Sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT or any other program affiliated with our Sponsor for investments, our Sponsor will face potential conflicts of interest and there is a risk that our Sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own and expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT and other affiliates of our Sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
Regulations
Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and intend to operate as such commencing with the taxable year ending December 31, 2016. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Available Information
We are subject to the reporting requirements of the Exchange Act and, accordingly, we file Annual Reports, Quarterly Reports and other information with the Securities and Exchange Commission (“SEC”). Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.
ITEM 1A.                                       RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” refer to the shares of common stock of Steadfast Apartment REIT III, Inc.
General Investment Risks
We have limited prior operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
We commenced operations on May 19, 2016 with our acquisition of the Carriage House Apartment Homes. We and the Advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
From inception through December 31, 2016, we have experienced quarterly and annual net losses and may experience similar losses in the future.
From inception through December 31, 2016, we incurred a net loss of $4,920,612. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date or at all. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date or at all. It will therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that stockholders may sell to us each quarter. Our board of directors can amend, suspend, or terminate our share repurchase program upon 30 days’ notice. Additionally, our Charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you should purchase shares of our common stock only as a long-term investment, and you should be prepared to hold your shares for an indefinite period of time.
You are limited in your ability to have your shares of common stock repurchased pursuant to our share repurchase program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.
Our share repurchase program may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. We will repurchase shares of our common stock pursuant to our share repurchase program at a discount from the current offering price per share of our common stock based upon how long such shares have been held. Following the date we publish an estimated value per share of our common stock, shares will be repurchased at a price based upon the lesser of such estimated value per share and the price at which you purchased your shares. Due to the fact that the per share amount paid by us to repurchase shares will typically exceed the net proceeds we received in connection with the sale of such shares, the repurchase of shares pursuant to our share repurchase program will have a dilutive effect on our existing stockholders.
Our share repurchase program contains certain limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase program limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase program, you may be forced to do so at a discount to the purchase price you paid for your shares.
We have paid and may continue to pay distributions from sources other than our cash flow from operations, including from the proceeds of our Public Offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our Public Offering, borrowings, advances from our Sponsor or Advisor and the deferral of fees and expense reimbursements by our Advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $579,442 in total distributions we paid during the period from our inception through December 31, 2016, including shares issued pursuant to our DRP, all such amounts were funded from offering proceeds. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid and may continue to pay, distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.
The amount of distributions we make is uncertain. It is likely that we will pay initial distributions from sources other than our cash flow from operations, and that such distributions will represent a return of capital. Any such actions could result in fewer funds available for investments and your overall return may be reduced.
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. If we fund distributions from financings or the net proceeds of this offering, we will have fewer funds available for investment in properties than if our distributions came solely from cash flow from operations and your overall return may be reduced. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions, but we may determine to use net proceeds of this offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from this offering to fund distributions. We may also fund such distributions with the deferral by the Advisor, in its sole discretion, of fees payable under the Advisory Agreement.
In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions, which could cause subsequent investors to experience dilution.
Our success is dependent on the performance of the Advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer. The Advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The most recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry. The failure to achieve a sustained economic recovery or a renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that the Advisor and its affiliates have recently experienced, and would put downward pressure on the Advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of the Advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.
We pay substantial fees and expenses to the Advisor and its affiliates, including the Dealer Manager, for our Public Offering. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and may reduce cash available for investment.
A portion of the offering price from the sale of our shares in our Public Offering is used to pay fees and expenses to the Advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties, though the board of directors must approve the payment of certain fees. In addition, the full offering price paid by stockholders will not be invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or the Company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of the Company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
Investors who subscribe for shares of our Class R common stock or Class T common stock in the early stages of our offering will pay more distribution and shareholder servicing fees than investors who subscribe for shares of Class R common stock or Class T common stock near the termination of our offering.
With respect to Class R shares or Class T shares that are sold in this offering, we will pay the dealer manager a distribution and shareholder servicing fee that accrues daily and is paid monthly in arrears, equal to (a) 1/365th of 0.67% of the amount of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) of Class R shares sold in our primary offering and (b) 1/365th of 1.125% of the amount of the purchase price per Class T share (or, once reported, the amount of our estimated value per share) of Class T shares sold in our Primary Offering. We will reduce the distribution and shareholder servicing fee with respect to a Class R share sold in our Primary Offering to 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) if the holder of such Class R share is, from time to time, represented by a registered investment adviser that is not a participant on an alternative investment platform. We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class R stockholder) with respect to a Class R share sold in our Primary Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our DRP); (ii) the end of the month in which our transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class R share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class R share in our Primary Offering; (iii) the date on which such Class R share is repurchased by the Company; and (iv) the listing of our shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets. We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in our Primary Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our DRP); (ii) the sixth anniversary of the last day of the fiscal quarter in which our Public Offering (excluding our DRP) terminates; (iii) the end of the month in which our transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in our Primary Offering; (iv) the end of the month in which our transfer agent, on behalf of the Company, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% of the total gross investment amount at the time of purchase of such Class T share in our Primary Offering; (v) the date on which such Class T share is repurchased by the Company; (vi) the date on which the holder of such Class T share or its agent notifies the Company or our agent that he or she is represented by a new participating broker-dealer; provided that we will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; and (vii) the listing of our shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets. Since we cannot determine if or when aggregate underwriting compensation from all sources will equal 10%, holders of Class R shares and Class T shares may continue to pay such distribution and shareholder servicing fee for an extended period of time. Therefore, investors who subscribe for Class R shares or Class T shares in the early stages of the offering will pay a higher aggregate amount of distribution and shareholder servicing fees than those investors who subscribe for Class R shares or Class T shares closer to the termination of the offering.
If we are unable to raise substantial funds in our Public Offering, we will be limited in the number and type of investments we may make, which could negatively impact your investment.
Our Public Offering is being made on a “best efforts” basis. Therefore, the broker-dealers participating in our Public Offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock and may choose to emphasize other REIT products over our offering. If we raise substantially less than the maximum offering amount in our Public Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments we own, the geographic regions in which our properties are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer-term investment strategy, increasing the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds and make investments would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.
Our ability to successfully conduct this offering is dependent, in part, on the ability of the dealer manager to retain key employees and to successfully establish, operate and maintain a network of broker-dealers.
Our Dealer Manager only has experience acting as a dealer manager for two public offerings in addition to ours. The success of this offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to establish, operate and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees and build a sufficient network of broker-dealers for this offering, we may not be able to raise adequate proceeds to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
Non-listed REITs have been the subject of scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA, the SEC and certain States. We could also become the subject of scrutiny and may face difficulties in raising capital in the future should negative perceptions develop regarding non-listed REITs.
Our securities, like other non-listed REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC, the States and the Financial Industry Regulatory Authority, Inc. (“FINRA”), impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-listed REITs, and accordingly we may face increased difficulties in raising capital in our Public Offering. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management and could have an adverse effect on our ability to raise capital in the future.
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our residents, suppliers and employees of our affiliates. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees, and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
We may not provide stockholders with an estimated value per share of our common stock until a date that is no later than 150 days following the second anniversary of breaking escrow in our Public Offering. Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our Public Offering.
We are required to publicly disclose an estimated value per share of our common stock on a date that is no later than 150 days following the second anniversary of breaking escrow in our Public Offering. Therefore, you will not be able to determine the true value of your shares on an ongoing basis until such time as we establish an estimated value per share. Our estimated value per share will be based upon valuations of all of our assets by independent third-party appraisers and qualified independent valuation experts recommended by the Advisor and approved by our board of directors. Our estimated value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arm’s-length transaction, if our shares were actively traded or if we were liquidated.
The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.
Under our share repurchase program, shares may be repurchased at varying prices depending on (1) the class of shares requested, (2) the number of years the shares have been held, (3) the purchase price paid for the shares and (4) whether the repurchases are sought upon a stockholder’s death or disability. The current maximum price that may be paid under our share repurchase program is $25.00 per Class A share, $22.50 per Class R share and $23.81 per Class T share, which is the current respective offering price of our Class A shares, Class R shares and Class T shares of common stock in our Public Offering (ignoring purchase price discounts for certain categories of purchasers). This reported value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, if we repurchase shares of our common stock at $25.00 per Class A share, $22.50 per Class R share and $23.81 per Class T share, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because our Charter does not require our listing or liquidation by a specified date or at all, you should be prepared to hold your shares for an indefinite period of time.
In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board of directors will consider a liquidity event within five years after the completion of our offering stage; however, the timing of any such event will be significantly dependent upon economic and market conditions after completion of our offering stage. Because our Charter does not require us to pursue a liquidity event by a specified date or at all, you should be prepared to hold your shares for an indefinite period of time.
The percentage of our organizational and offering costs as a percentage of gross offering proceeds may be higher if we raise less than the maximum offering amount in the Primary Offering.
We reimburse the Advisor for organization and offering costs it may incur on our behalf, but only to the extent that the reimbursement would not cause the sales commissions, the dealer manager fee, the distribution and shareholder servicing fee and the other organization and offering expenses borne by us to exceed 15% of the gross proceeds from the Primary Offering as of the date of the reimbursement. We estimate that our organizational and offering costs will be approximately 10% of gross offering proceeds if we raise the maximum of $1,000,000,000 in the Primary Offering. If we raise less than the maximum offering amount, our organizational and offering costs as a percentage of gross offering proceeds will likely increase from these estimates and the percentage of offering proceeds available for investment will decrease accordingly. Additionally, the percentages expressed above are only estimates and there is no guaranty that we will not incur organizational and offering costs in excess of such estimates. To the extent that our organizational and offering expenses are greater than anticipated, the amount of offering proceeds available for investment will be reduced which may have an adverse effect on our results of operations and our ability to pay distributions to our stockholders.
If we elect to be self-managed, we could incur other significant costs.
Our board of directors may elect in the future to be self-managed. If we do so, we may elect to negotiate to acquire the Advisor’s assets and hire the Advisor’s personnel, acquire a management company or develop a management function. Pursuant to the Advisory Agreement, we are not allowed to solicit or hire any of the Advisor’s personnel without the Advisor’s prior written consent. While we would no longer bear the costs of the various fees and expenses we expect to pay to the Advisor under the Advisory Agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by the Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to the Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of self-management are higher than the expenses we avoid paying to the Advisor, our funds from operations would be lower than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.
Delays in selecting, acquiring and developing multifamily properties could adversely affect investor returns. Because we are conducting our Public Offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into suitable investments.
Disruptions in the financial markets and resulting economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
U.S. and global financial markets experienced significant volatility and disruption from the economic recession in 2008 and 2009. The capital markets turmoil included widespread tightening of credit markets containing debt and equity capital available for investment in real estate, capitalization rates and other investor return requirements increased while real estate asset values declined. Since 2009, the overall economy has been improving and capital has become more readily. However, the failure of a sustained economic recovery or future disruptions in the financial markets could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decline. Future economic conditions may significantly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate will be adversely affected.
The net proceeds of our Public Offering will be used for investments in properties and for payment of operating expenses, various fees and other expenses. During the initial stages of our Public Offering, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our multifamily properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
We report MFFO, a non-GAAP financial measure.
We report modified funds from operations (“MFFO”), a non-GAAP financial measure, which we believe to be an appropriate supplemental measure to reflect our operating performance.
Not all public, non-listed REITs calculate MFFO the same way, so comparisons of our MFFO with that of other public, non-listed REITs may not be meaningful. MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of MFFO accordingly.
Risks Relating to Our Organizational Structure
Maryland law and our organizational documents limit your right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our Charter also provides that we will generally indemnify our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our Charter provides that we may not indemnify our directors, the Advisor and its affiliates for loss or liability suffered by them or hold our directors or the Advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result of these limitations on liability and indemnification provisions and agreements, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if indemnification rights were not granted.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.
Our Charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% in value of the aggregate of our then outstanding shares of capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our then outstanding common stock unless exempted (prospectively or retroactively) by our board of directors. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.
We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock.
Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Under our Charter, we have authority to issue a total of 1,300,000,000 shares of capital stock, of which 1,200,000,000 shares are classified as common stock with a par value of $0.01 per share and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share. Of the total shares of common stock authorized, 480,000,000 are classified as Class A shares, 240,000,000 are classified as Class R shares and 480,000,000 are classified as Class T shares. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever create and issue preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
We may grant stock-based awards to our directors, employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.
Our board of directors has adopted a long-term incentive plan, pursuant to which we are authorized to grant restricted stock, stock options, restricted or deferred stock units, performance awards or other stock-based awards to directors, employees and consultants selected by our board of directors for participation in the plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. Our executive officers, as key personnel of the Advisor, also may be entitled to receive rewards in the future under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.
Certain features of our long-term incentive plan could have a dilutive effect on your investment in us, including (1) a lack of annual award limits, individually or in the aggregate (subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan), (2) the fact that the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan is not tied to the amount of proceeds raised in our Public Offering and (3) share counting procedures which provide that shares subject to certain awards, including, without limitation, substitute awards granted by us to employees of another entity in connection with our merger or consolidation with such company or shares subject to outstanding awards of another company assumed by us in connection with our merger or consolidation with such company, are not subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.
Limited partners in our Operating Partnership have the right to vote on certain amendments to the Operating Partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our Operating Partnership, we are obligated to act in a manner that is in the best interest of all partners of our Operating Partnership. Circumstances may arise in the future when the interests of limited partners in our Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.
We may change our targeted investments and investment guidelines without our stockholders’ consent.
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report and our registration statement. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.
Neither we, our Operating Partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our Operating Partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our Operating Partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.
If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We expect that most of our assets will be held through wholly- or majority-owned subsidiaries of our Operating Partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. We believe that we, our Operating Partnership and most of the subsidiaries of our Operating Partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly- or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our Operating Partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our Operating Partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our Operating Partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our Operating Partnership’s wholly- or majority-owned subsidiaries, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.
In the event that the value of investment securities held by a subsidiary of our Operating Partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of “investment company” under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. The SEC or its staff may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act.
In the event that we, or our Operating Partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for the exception from the definition of investment company provided by Section 3(c)(6). Although the SEC or its staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our Operating Partnership may rely on

Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, qualifying real estate assets owned by wholly- or majority-owned subsidiaries of our Operating Partnership.
To ensure that neither we nor any of our subsidiaries, including our Operating Partnership, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our Operating Partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our Operating Partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of investment company. If we, our Operating Partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
Risks Related To Conflicts of Interest
We depend on the Advisor and its key personnel and if any such key personnel were to cease to be affiliated with the Advisor, our business could suffer.
Our ability to achieve our investment objectives is dependent upon the performance of the Advisor and, to a significant degree, upon the continued contributions of certain of the key personnel of the Advisor, each of whom would be difficult to replace. If the Advisor were to lose the benefit of the experience, efforts and abilities of any these individuals, our operating results could suffer.
The Advisor and its affiliates, including our officers and our affiliated directors, will face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.
The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and allow the Advisor to earn increased acquisition fees, investment management fees and property management fees; and

•	real property sales, since the investment management fees and property management fees payable to the Advisor and its affiliates will decrease.
Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee in connection with such transactions. Certain potential acquisition fees, investment management fees and property management fees will be paid irrespective of the quality of the underlying real estate or property management services. These fees may influence the Advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest. The Advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. This could result in decisions that are not in the best interests of our stockholders. In addition, we may be obligated to pay the Advisor a subordinated distribution upon termination or non-renewal of the Advisory Agreement, with or without cause, which may be substantial and therefore may discourage us from terminating the Advisor.
Our Dealer Manager will not perform an independent due diligence review in connection with this offering.
Because the Dealer Manager, Steadfast Capital Markets Group, is an affiliate of our Sponsor, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. The lack of an independent due diligence review and investigation by our dealer manager increases the risk of your investment because it may not have uncovered facts that would be important to a potential investor.
We may compete with Steadfast Income REIT, Steadfast Apartment REIT and other affiliates of our Sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.
We may compete for investment opportunities with Steadfast Income REIT and Steadfast Apartment REIT, public, non-listed REITs sponsored by our Sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Apartment REIT commenced its initial public offering on December 30, 2013 and terminated its primary offering on March 24, 2016, but continues to offer its shares pursuant to its distribution reinvestment plan and may engage in future public offerings for its shares. Steadfast Income REIT terminated its initial public offering on December 20, 2013, but may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT and Steadfast Apartment REIT are no longer publicly offering their shares of common stock, they may have funds, including proceeds from the sale of assets, available for investment. Although Steadfast Income REIT and Steadfast Apartment REIT are the only investment programs currently sponsored by or affiliated with our Sponsor that may directly compete with us for investment opportunities, our Sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT or any other program affiliated with our Sponsor for investments, our Sponsor will face potential conflicts of interest and there is a risk that our Sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own and expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT and other affiliates of our Sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
The time and resources that our Sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our Sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same or other types of investments that we do.
Our Sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our Sponsor and its affiliates, including Steadfast Income REIT, Steadfast Apartment REIT and Steadfast Alcentra Global Credit Fund, a closed-end fund recently formed by affiliates of our Sponsor. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, the amount of proceeds raised in our Public Offering and the Advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, the Advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of the Advisor than to us.
In addition, we may compete with affiliates of the Advisor for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.
The Advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our Sponsor or enter into joint ventures with affiliates of our Sponsor. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The Advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, our Sponsor or its affiliates or through a joint venture with affiliates of our Sponsor. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
Because other real estate programs sponsored by our Sponsor and offered through our dealer manager may conduct offerings concurrently with our Public Offering, our Sponsor and Dealer Manager will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Steadfast Capital Markets Group, the affiliated Dealer Manager of our Sponsor and the Dealer Manager for our Public Offering, served as the Dealer Manager for Steadfast Income REIT and Steadfast Apartment REIT’s public offerings. Other future programs that our Sponsor may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our Public Offering. As a result, our Sponsor and our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our Sponsor generally seeks to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our Sponsor will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

The fees we pay to affiliates in connection with our Public Offering and in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to the Advisor, our property managers, the Dealer Manager and other affiliates for services they provide for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.
Risks Related To Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
Our investments in multifamily properties will be subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	changes in supply of or demand for similar properties in an area;

•	increased competition for real property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our residents;

•	changes in interest rates and availability of financing;

•	changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•	competition from other residential properties;

•	the inability or unwillingness of residents to pay rent increases;

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

•	the severe curtailment of liquidity for certain real estate related assets; and

•	rent restrictions due to government program requirements.
All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.
We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of multifamily properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the multifamily properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our multifamily properties decreases, we may be forced to dispose of our properties at a price lower than the price we paid to acquire our properties, which could adversely impact the results of our operations and our ability to make distributions and return capital to our investors.
A concentration of our investments in the apartment sector may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.
We expect that our property portfolio will be comprised solely of multifamily properties. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are in the apartment sector, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment sector could be more pronounced than if we had more fully diversified our investments. If our investments are concentrated in a particular state or geographic region, and such state or geographic region experiences economic difficulty disproportionate to the nation as a whole, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, could be more pronounced than if we had more fully diversified our investments geographically.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2016, of the $99,425,000 contract price of our real estate assets, 47.7% was located in the Denver, Colorado metropolitan area and 44.8% was located in the Austin, Texas metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower net operating income.
We depend on residents for our revenue, and therefore, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our Company. Residents’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.
We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.
In order to attract residents, we may be required to expend funds for capital improvements and apartment renovations when residents do not renew their leases or otherwise vacate their apartment homes. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.
A property that experiences significant vacancy could be difficult to sell or re-lease.
A property may experience significant vacancy through the eviction of residents and/or the expiration of leases. Certain of the multifamily properties we acquire may have some level of vacancy at the time of our acquisition of the property and we may have difficulty obtaining new residents. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property.
We will compete with numerous other persons and entities for real estate investments.
We are subject to significant competition in seeking real estate investments and residents. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital. There is no assurance that we will be able to acquire multifamily properties on favorable terms, if at all. These factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Competition from other multifamily communities and housing alternatives for residents could reduce our profitability and the return on your investment.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy (caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies.
We expect to implement a “value-enhancement” strategy for approximately 50 - 70% of the conventional multifamily homes we acquire. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, upgraded cabinets, countertops and flooring. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.
Multifamily properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.
Multifamily properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property.
Additionally, we may be required to expend funds to correct defects or to make improvements before a real property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.
In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.
Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment homes or increase or maintain rents.
Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.
We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased construction of similar properties that compete with our apartment communities in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.
We may acquire apartment communities in locations that experience increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

•	make it more difficult for us to find residents to lease apartment homes in our apartment communities;

•	force us to lower our rental prices in order to lease apartment homes in our apartment communities; or

•	substantially reduce our revenues and cash available for distribution to our stockholders.
Actions of joint venture partners could negatively impact our performance.
We may enter into joint ventures with third parties, including with entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt;

•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•
that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•
the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.
Such investments may also have the potential risk of impasses on decisions because neither we nor the co-venturer would have full control over the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.
Our multifamily properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Our multifamily properties are subject to real and personal property taxes, as well as excise taxes, that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.
Uninsured losses or costly premiums for insurance coverage relating to real property may adversely affect your returns.
We attempt to adequately insure all of our multifamily properties against casualty losses. The nature of the activities at certain properties we may acquire, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, tornadoes, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.
Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.
The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.
Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as residents, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.
To the extent we invest in age-restricted communities, we may incur liability by failing to comply with the the Fair Housing Act (“FHA”), Housing for Older Persons Act (“HOPA”), or certain state regulations, which may affect cash available for distribution to our stockholders.
To the extent we invest in age-restricted communities, any such properties must comply with FHA and HOPA. The FHA generally prohibits age-based housing discrimination; however certain exceptions exist for housing developments that qualify as housing for older persons. HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, HOPA requires (1) all residents of such developments to be at least 62 years of age or (2) that at least 80% of the occupied apartment homes are occupied by at least one person who is at least 55 years of age and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the U.S. Department of Housing and Urban Development (“HUD”), for verification of occupancy. In addition, certain states require that age-restricted communities register with the state. Noncompliance with the FHA, HOPA or state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation, all of which would reduce the amount of cash available for distribution to our stockholders.

Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits, such as rental revenues paid by government agencies.
To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.
Risks Associated with Real Estate-Related Assets
Disruptions in the financial markets and deteriorating economic conditions could adversely impact the market for real estate-related assets, which may negatively impact our investments in real-estate related assets.
We may invest in real estate-related assets backed by multifamily properties. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. In recent years, concerns pertaining to the deterioration of credit in the residential mortgage market have adversely impacted almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Future instability in the financial markets or weakened economic conditions may negatively impact investments in such real estate-related assets.
If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions and other factors that impact the commercial real estate underlying the mortgage loans, which could decrease the value of those loans and the return on your investment.
If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties decrease, our risk will increase because of the lower value of the security associated with such loans.
Our investments in real estate-related assets may be illiquid, and we may not be able to reallocate our portfolio in response to changes in economic and other conditions.
Certain of the real estate-related assets that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase would be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to reallocate our portfolio in response to changes in economic and other conditions may be relatively limited.
Risks Associated With Debt Financing
We incur mortgage indebtedness and other borrowings that may increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.
We have financed a portion of the purchase price of our multifamily properties by borrowing funds. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debt or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our Charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
Certain debt levels will cause us to incur higher interest charges, which would result in increased debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will generally be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders could be adversely affected.
Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.
Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.
The interest we pay on our debt obligations reduces our cash available for distributions. Utilization of variable rate debt, combined with increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distributions and operating policies, and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace the Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
The derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
We use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax and applicable state and local income taxes on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRP, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income and net capital gain, we will be subject to federal corporate income tax on the undistributed income or gain at regular ordinary or capital gains tax rates.
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and we do not qualify for a statutory safe harbor, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income (including net capital gain), we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in the latter situation we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. There is no assurance that outside financing will be available to us. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute our stockholders’ equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.
To maintain our REIT status, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.
Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a safe harbor available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. For the 2016 taxable year and the 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.
If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT status.
To maintain our REIT status, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.”
A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under certain Internal Revenue Code provisions, known as “FIRPTA”, on the gain recognized on the disposition of such interest. However, certain qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five-year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (such as pension, stock bonus, profit-sharing or 401(k) plans), and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) whose assets are being invested in our common stock. If you are investing the assets of such a plan or arrangement (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•
your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code applicable to your plan or arrangement, and other applicable provisions of ERISA and the Internal Revenue Code applicable to your plan or arrangement;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•
your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code that apply to your plan or arrangement;

•
your investment is consistent with, and will not impair, the liquidity needs of the plan or arrangement, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable;

•	your investment will not produce unrelated business taxable income (referred to as “UBTI”) for the plan or the arrangement;

•	you will be able to value the assets of the plan or arrangement annually in accordance with ERISA and Internal Revenue Code requirements and applicable provisions of the plan or the arrangement;

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and

•	our assets will not be treated as “plan assets” of your plan or arrangement.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal (if the violation was willful) penalties and can subject the responsible fiduciaries to claims for damages or for equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs or other arrangements, the tax-exempt status of the IRA or other arrangement may be lost. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. Plans that are not subject to ERISA or the prohibited transactions of the Internal Revenue Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law.
A recent final regulation issued by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code, could have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. On February 3, 2017, the President asked for additional review of this regulation, the results of such review are unknown. In response, the U.S. Department of Labor has proposed an extension of the applicability date of the regulation (and accompanying exemptions) from April 10, 2017 to June 9, 2017. On March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final rule. On March 10, 2017, the U.S. Department of Labor adopted a temporary enforcement policy providing that, if the U.S. Department of Labor issues a final rule after April 10, 2017 implementing a delay of the April 10 applicability date, it will not initiate an enforcement action because an adviser or financial institution did not satisfy conditions of the rule during the “gap” period between the April 10 applicability date and when the delay is implemented. In addition, the U.S. Department of Labor will not initiate an enforcement action because an adviser or financial institution, as of the April 10 applicability date of the rule, failed to satisfy conditions of the rule within a reasonable period after the publication of a decision not to delay the April 10 applicability date. This proposed delay has not been finalized as of the date of this Annual Report.
The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The new regulation will undoubtedly make it more difficult to market investment products without carefully considering the exposures created by the new regulation.
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2016, we owned three multifamily properties, consisting of an aggregate of 632 apartment homes. The total cost of our real estate portfolio as of December 31, 2016 was $99,425,000, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report.
Our principal executive offices are located at 18100 Von Karman Avenue, Suite 500, Irvine, CA 92612. Our telephone number, general facsimile number and website address are (949) 852-0700, (949) 852-0143 and http://www.steadfastreits.com, respectively.
ITEM 3.                                               LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.                                                MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 10, 2017, we had approximately 3,103,125 shares of common stock outstanding held by a total of approximately 2,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public trading market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our Charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of capital stock (which includes common stock and preferred stock we may issue) and more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock, unless exempted (prospectively or retroactively) by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
To assist FINRA, members and their associated persons that participate in our Public Offering of common stock, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, the Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Advisor estimated the value of our common stock at $25.00 per Class A share, $22.50 per Class R share and $23.81 per Class T share as of December 31, 2016. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our Public Offering is $25.00 per Class A share, $22.50 per Class R share and $23.81 per Class T share. Pursuant to current rules and regulations, we will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in our Public Offering, or October 13, 2018, based on the valuations of our assets and liabilities with the assistance of an independent third-party valuation expert.
This reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets as of December 31, 2016, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated value does not take into account fees and expenses we pay with respect to our operations.
Distribution Information
We intend to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
We declared distributions to the holders of Class A shares and Class T shares based on daily record dates for each day during the period commencing May 19, 2016 through December 31, 2016. We also declared a distribution to the holders of Class R shares that began to accrue on August 2, 2016. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.004098 per Class A share per day, $0.00368852 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.00393443 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27% and

$0.003366 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, which if paid each day over a 366-day period is equivalent to a 6.00% and 5.17% annualized distribution rate based on a purchase price of $25.00 and $23.81 per share of Class A and Class T common stock, respectively, and a 6.40% annualized distribution rate based on a purchase price of $22.50 per share of Class R share subject to an annual distribution and shareholder servicing fee 0.27%. During the period commencing May 19, 2016 through December 31, 2016, all Class R shares sold in the Public Offering were subject to an annual distribution and shareholder servicing fee of 0.27%. There is no guarantee that we will pay distributions at this rate in the future or at all.
There were no distributions declared or paid during 2015. Distributions declared during the year ended December 31, 2016, aggregated by quarter, are as follows:

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$—	$25,374	$217,601	$577,725	$820,700
Total Per Class A Share Distribution	$—	$0.176	$0.377	$0.377	$0.930
Total Per Class R Share Distribution	$—	$—	$0.236	$0.362	$0.598
Total Per Class T Share Distribution	$—	$0.145	$0.309	$0.310	$0.764
Annualized Rate Based on Purchase Price:
Per share of Class A share	—%	6.00%	6.00%	6.00%	6.00%
Per share of Class R share(2)	—%	—%	6.40%	6.40%	6.40%
Per share of Class T share	—%	5.17%	5.17%	5.17%	5.17%
_________________

(1)
Distributions were based on daily record dates and calculated at a rate of $0.004098 per Class A share per day and $0.003366 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, beginning on May 19, 2016. Distributions were based on daily record dates and calculated at a rate of $0.00393443 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, beginning August 2, 2016.

(2)	Represents annualized distribution rate based on a purchase price of $22.50 per share of Class R shares subject to an annual distribution and shareholder servicing fee of 0.27%.
The tax composition of our distributions declared for the year ended December 31, 2016 was as follows:

Ordinary income	—%
Return of capital	100%
Total	100%
Generally, our policy will be to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by the Advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our Public Offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return on their investment in us may be reduced. As of December 31, 2016, all distributions, including shares issued pursuant to our DRP, have been funded from offering proceeds.
Pursuant to our DRP, stockholders may elect to have the cash distributions reinvested in the same class of shares of our common stock at an initial price of $23.75 per Class A share, $22.50 per Class R share and $22.62 per Class T share. No sales commissions or dealer manager fees are payable on shares sold through our DRP. Our board of directors may terminate the DRP at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On May 16, 2016, we granted 2,000 shares of restricted Class A common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with our raising of $2,000,000 in our Public Offering. On March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, we issued 795 shares, 435 shares, 435 shares and 575 shares of Class A common stock, respectively, to our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of our board of directors. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-207952), registering a Public Offering of up to $1,300,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our Public Offering on February 5, 2016. We initially offered a maximum of $1,000,000,000 in shares of our common stock to the public in our Primary Offering at $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), and $300,000,000 in shares of our common stock pursuant to our DRP at $23.75 for each Class A share and $22.62 for each Class T share. On June 21, 2016, we filed an amended registration statement to include Class R shares in our Public Offering, which was declared effective by the SEC on July 25, 2016, to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares). We are also offering up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share.
As of December 31, 2016, we had sold 1,231,180, 99,043 and 889,434 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $30,199,107, $2,228,474 and $21,172,572, respectively, or $53,600,153 in the aggregate, including 8,214 shares of Class A common stock, 239 shares of Class R common stock and 4,083 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $195,085, $5,374 and $92,359, respectively, or $292,818 in the aggregate.
From inception through December 31, 2016, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$3,634,716	Actual	6.82%
Other organization and offering costs	3,356,954	Actual	6.30%
Total expenses	$6,991,670	Actual	13.12%
Total public offering proceeds (excluding DRP proceeds)	$53,307,335	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	13.12%	Actual	13.12%

Distribution and shareholder servicing fee(1)	$1,004,430	Actual
Total expenses including the distribution and shareholder servicing fee	$7,996,100	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	15.00%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fee incurred from inception through December 31, 2016 for Class R shares and Class T shares of 0.27% and 1.125% of the purchase price per share sold in our Public Offering, respectively. From inception through December 31, 2016, the distribution and shareholder servicing fee incurred with respect to Class R shares and Class T shares was $55,821 and $948,609, respectively. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.
From the commencement of our Public Offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $46,608,483, including net offering proceeds from our DRP of $292,818. For the period from inception through December 31, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 13.12%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties. As of December 31, 2016, we had invested in three multifamily properties for a total purchase price of $99,425,000. These property acquisitions were funded from proceeds of our Public Offering and $72,426,000 in secured financings.
Share Repurchase Program
Our share repurchase program may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within 270 days after the death or disability of a stockholder.
Our board of directors will determine an estimated value per share of our common stock based on valuations by independent third-party appraisers and qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in our Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.
Prior to the date we publish an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
Following the date we publish an estimated value per share of its common stock, the purchase price for shares repurchased under our share repurchase program will be as follows:

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

(3) For purposes of the share repurchase program, until the day we publicly disclose a new estimated value per share, the purchase price for shares purchased under the share repurchase program will equal, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share will be determined by our board of directors, based on periodic valuations by independent third-party appraisers or qualified independent valuation experts selected by the Advisor.
The purchase price per share for shares repurchased pursuant to our share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of our common stock will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase requests at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2016, we did not repurchase any shares or receive requests for the repurchase of any shares.
We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of our shares of common stock for which repurchase requests have been submitted in any quarter, such outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to redemption requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that we honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests. Shares repurchased under the share repurchase program to satisfy the pro rata required minimum distribution of shares held in a qualified retirement account will be repurchased on or after the first anniversary of the date of purchase of such shares at 100% of the purchase price or at 100% of the estimated value per share, as applicable.
We are not obligated to repurchase shares of our common stock under the share repurchase program. The share repurchase program limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of our common stock pursuant to our share repurchase program.
Our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase program. The share repurchase program will terminate in the event that a secondary market develops for our shares of common stock.
ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and for the period from July 29, 2015 (inception) to December 31, 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our Public Offering and expect to raise additional capital, make future acquisitions and increase our borrowings, which will have a significant impact on our future results of operations. During the period from July 29, 2015 (inception) to May 18, 2016, we were formed and commenced our Public Offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.

	As of December 31,
	2016	2015
Balance sheet data
Total real estate, net	$98,947,503	$—
Total assets	117,448,401	200,000
Mortgage notes payable, net	72,016,933	—
Total liabilities	77,241,609	—
Redeemable common stock	292,818	—
Total stockholders’ equity	39,913,974	200,000

	For the Year Ended December 31, 2016	For the Period from July 29, 2015 (Inception) to December 31, 2015
Operating data
Total revenues	$1,264,906	$—
Net loss	(4,920,712)	—
Net loss attributable to noncontrolling interest	(100)	—
Net loss attributable to common stockholders	(4,920,612)	—
Net loss attributable to Class A common stockholders - basic and diluted	(3,160,451)	—
Net loss attributable to Class R common stockholders - basic and diluted	(165,258)	—
Net loss attributable to Class T common stockholders - basic and diluted	(1,594,903)	—
Net loss per Class A common share - basic and diluted	(8.36)	—
Net loss per Class R common share - basic and diluted	(8.42)	—
Net loss per Class T common share - basic and diluted	(8.62)	—
Other data
Cash flows used in operating activities	(2,171,609)	—
Cash flows used in investing activities	(101,190,015)	—
Cash flows provided by financing activities	119,551,512	200,000
Total distributions declared to Class A common stockholders	560,327	—
Total distributions declared to Class R common stockholders	27,997	—
Total distributions declared to Class T common stockholders	232,376	—
Distributions declared per Class A common share(1)	0.930	—
Distributions declared per Class R common share(2)	0.598	—
Distributions declared per Class T common share(1)	0.764	—
Weighted average number of Class A common shares outstanding - basic and diluted	374,595	—
Weighted average number of Class R common shares outstanding - basic and diluted	19,587	—
Weighted average number of Class T common shares outstanding - basic and diluted	189,037	—
FFO(3)	(4,094,977)	—
MFFO(3)	(1,076,205)	—
_________________

(1)
Our board of directors first declared a distribution to the holders of Class A shares and Class T shares that began to accrue on May 19, 2016. Distributions declared per Class A common share and Class T common share for the year ended December 31, 2016 assume each share was issued and outstanding each day during the period from May 19, 2016 through December 31, 2016. Distributions declared are based on daily record dates and are calculated at a rate of $0.004098 and $0.003366 per share of Class A common stock per day and per share of Class T common stock per day, respectively, beginning on May 19, 2016, which if paid each day over a 366-day period is equivalent to a 6.00% and 5.17% annualized distribution rate based on a purchase price of $25.00 and $23.81 per Class A share of common stock and per Class T share of common stock, respectively.

(2)
Our board of directors declared a distribution to the holders of Class R shares that began to accrue on August 2, 2016. Distributions declared per Class R common share for the year ended December 31, 2016 assume each share was issued and outstanding each day during the period from August 2, 2016 through December 31, 2016. Distributions declared are based on daily record dates and are calculated at a rate of $0.00393443 per share of Class R common stock per day subject to an annual distribution and shareholder servicing fee of 0.27%. During the period commencing August 2, 2016 through December 31, 2016, all Class R shares sold in the Public Offering were subject to an annual distribution and shareholder servicing fee of 0.27% and no Class R shares were subject to a 0.67% annual distribution and shareholder servicing fee.

(3)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), established the measurement tool of funds from operations (“FFO”). Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the IPA as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as an alternative to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Cautionary Note Regarding Forward Looking Statements” preceding Part I.
Overview
We were formed on July 29, 2015 as a Maryland corporation that intends to qualify as a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and senior-living properties and securities of other companies owning multifamily properties and senior-living properties.
On February 5, 2016, we commenced our Public Offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share (up to $500,000,000 in Class A shares) and $23.81 for each Class T share (up to $500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offered up to $300,000,000 in shares of common stock pursuant to our DRP at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. On June 21, 2016, we filed an amended registration statement to include Class R shares in our initial Public Offering. Commencing on July 25, 2016, we revised the terms of the Public Offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also offering up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by the Advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of March 10, 2017, we had sold 1,608,943 shares of Class A common stock, 140,757 shares of Class R common stock and 1,337,185 shares of Class T common stock in our Public Offering for gross proceeds of $39,541,024, $3,167,273 and $31,824,135, respectively, and $74,532,432 in the aggregate, including 16,911 shares of Class A common stock, 724 shares of Class R common stock and 11,974 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $401,646, $16,523 and $270,861, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2018 unless our Public Offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
Steadfast Apartment Advisor III, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. The Advisor sources and presents investment opportunities to our board of directors. The Advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and the Advisor is the only limited partner of our Operating Partnership. As we accept subscriptions for shares of common stock, we transfer substantially all of the net proceeds of the offering to our Operating Partnership as a capital contribution. The Partnership Agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
We intend to make an election to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Our plan is to provide rental housing for these generational groups as they age, including senior-living housing. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 to $55,000. We believe these facts will continue to contribute to the demand for multifamily and senior-living housing.
Our Real Estate Portfolio
As of December 31, 2016, we owned the three multifamily apartment communities listed below:

	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(1)	Average Monthly Occupancy(2)	Average Monthly Rent(3)
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,647,520	95.6%	$685
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,843,179	96.3%	1,254
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,526,234	95.7%	1,332
				632	$99,425,000	$72,016,933	95.9%	$1,163
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At December 31, 2016, our portfolio was approximately 97.5% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and our registration statement and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) the executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Advisor and Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, and payments to the Advisor for reimbursement of certain organization and offering expenses. However, the Advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee, the distribution and shareholder servicing fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to the Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by the Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $16,389,888 as of December 31, 2016;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our DRP.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of December 31, 2016, we owned three multifamily properties. During the year ended December 31, 2016, net cash used in operating activities was $2,171,609. Our operating cash flows during the year ended December 31, 2016 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for restricted cash, rents and other receivables, other assets, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2016, net cash used in investing activities was $101,190,015 and was primarily the result of our acquisition of three multifamily properties for an aggregate purchase price of $99,425,000. Net cash used in investing activities during the year ended December 31, 2016 consisted of the following:

•	$96,775,000 of cash used related to the acquisition of our multifamily properties;

•	$311,387 of cash used for improvements to real estate investments;

•	$3,300,100 of cash used for deposits for potential real estate investments;

•	$365,408 of cash used to fund restricted cash accounts related to replacement reserves; and

•	$438,120 of cash used to purchase interest rate cap agreements.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our Public Offering, net of distributions paid to our stockholders, and the issuance of mortgage notes payable. During the year ended December 31, 2016, net cash provided by financing activities was $119,551,512. Net cash provided by financing activities during the year ended December 31, 2016 consisted of the following:

•
$47,828,034 of cash provided by offering proceeds related to our initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $3,667,371 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,713,487;

•	$72,010,002 of proceeds from the issuance of a mortgage notes payable, net of deferred financing costs in the amount of $415,998;

•	$100 of contributions from noncontrolling interest; and

•	$286,624 of net cash distributions, after giving effect to distributions reinvested by stockholders of $292,818.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next Quarterly Report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to the Advisor and the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fee and payments to the Dealer Manager and the Advisor for reimbursement of certain organization and other offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fee and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our acquisition and development stage, we expect to make payments to the Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by the Advisor in providing services to us.
As of December 31, 2016, we had indebtedness totaling an aggregate principal amount of $72,016,933, including net deferred financing costs of $409,067. The following is a summary of our contractual obligations as of December 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$22,845,461	$2,262,926	$4,693,092	$4,689,530	$11,199,913
Principal payments on outstanding debt obligations(2)	72,426,000	—	53,989	215,954	72,156,057
Distribution and shareholder servicing fee for Class R shares(3)	55,821	7,193	12,005	12,005	24,618
Distribution and shareholder servicing fee for Class T shares(4)	915,954	237,152	474,305	204,497	—
Total	$96,243,236	$2,507,271	$5,233,391	$5,121,986	$83,380,588
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2016. We incurred interest expense of $281,031 during the year ended December 31, 2016, including amortization of deferred financing costs totaling $6,931 and net unrealized losses from the change in fair value of interest rate cap agreements of $24,989.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

(3)
Represents an annualized distribution and shareholder servicing fee for Class R shares of 0.27% of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

(4)
Represents an annualized distribution and shareholder servicing fee for Class T shares of 1.125% of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

Results of Operations
Overview
During the period from July 29, 2015 (inception) to May 18, 2016, we had been formed and had commenced our Public Offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 19, 2016 in connection with the acquisition of our first investment, Carriage House Apartment Homes and subsequently acquired two additional properties through December 31, 2016. Our results of operations for the year ended December 31, 2016 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the year ended December 31, 2016, we had a net loss of $4,920,712, primarily due to depreciation and amortization expenses, fees to affiliates, acquisition costs, operating, maintenance and management expenses and general and administrative expenses after commencing operations on May 19, 2016.
Total revenues
Rental income and tenant reimbursements were $1,264,906 for the year ended December 31, 2016, which consisted primarily of $1,152,304 of rental income from the acquisition of three multifamily properties during the year ended December 31, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for the properties.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $376,536 for the year ended December 31, 2016. These expenses resulted primarily from the operation of the three multifamily properties acquired during the year ended December 31, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for the properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance were $160,707 for the year ended December 31, 2016. We incurred these expenses in connection with the operation of our three multifamily properties. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of real estate taxes and insurance expenses for an entire period for the properties, but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $2,221,052 for the year ended December 31, 2016. These fees consisted primarily of investment management fees of $60,452 and acquisition fees of $2,099,801 earned by the Advisor in connection with the acquisition and management of our portfolio of three multifamily properties during the year ended December 31, 2016. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $825,735 for the year ended December 31, 2016, and related to the ownership of our three multifamily properties during the year ended December 31, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the year ended December 31, 2016 was $281,031. Included in interest expense is the amortization of deferred financing costs of $6,931 for the year ended December 31, 2016 and the unrealized loss on derivative instruments of $24,989. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

General and administrative expense
General and administrative expenses for the year ended December 31, 2016 were $1,426,575. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments, but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2016 were $893,982, and were primarily related to the acquisition of three multifamily properties during the year ended December 31, 2016. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing Public Offering and the availability of debt financing.
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

The following is a reconciliation of our NOI to net loss for the three months and year ended December 31, 2016 computed in accordance with GAAP:

	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Net loss	$(3,543,419)	$(4,920,712)
Fees to affiliates(1)	1,967,974	2,160,253
Depreciation and amortization	588,644	825,735
Interest expense	206,456	281,031
General and administrative expenses	572,033	1,426,575
Acquisition costs	684,107	893,982
Net operating income	$475,795	$666,864
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2016 exclude property management fees of $35,086 and $47,884 and other fees of $5,535 and $12,915, respectively, that are included in NOI.

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on the Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the year ended December 31, 2016:

For the Year Ended December 31, 2016
Reconciliation of net loss to MFFO:
Net loss	$(4,920,712)
Depreciation of real estate assets	357,649
Amortization of lease-related costs	468,086
FFO	(4,094,977)
Acquisition fees and expenses(1)(2)	2,993,783
Unrealized loss on derivative instruments	24,989
MFFO	$(1,076,205)
________________

(1)
By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the year ended December 31, 2016 include acquisition fees of $2,099,801 and acquisition expenses of $893,982, that are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statement of operations.

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
As of December 31, 2016, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our FFO. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Our board of directors first declared a distribution to the holders of Class A shares and Class T shares that began to accrue on May 19, 2016. Our board of directors also declared a distribution to the holders of Class R shares that began to accrue on August 2, 2016. Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.004098 per Class A share per day, $0.00368852 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.00393443 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27% and $0.003366 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, which if paid each day over a 366-day period is equivalent to a 6.00% and 5.17% annualized distribution rate based on a purchase price of $25.00 and $23.81 per share of Class A and Class T common stock, respectively, and a 6.40% annualized distribution rate based on a purchase price of $22.50 per share of Class R share subject to an annual distribution and shareholder servicing fee 0.27%. During the period commencing May 19, 2016 through December

31, 2016, all Class R shares sold in the Public Offering were subject to the annual distribution and shareholder servicing fee of 0.27%.
The distributions declared and paid during each of the four quarters ended December 31, 2016, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(4)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class R Share(1)(3)	Distributions Declared Per Class T Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(15)
Second Quarter 2016	25,374	0.176	—	0.145	2,395	3,511	5,906	—	5,906	(65,217)
Third Quarter 2016	217,601	0.377	0.236	0.309	68,693	66,717	135,410	—	135,410	(604,482)
Fourth Quarter 2016	577,725	0.377	0.362	0.310	215,536	222,590	438,126	—	438,126	(1,501,895)
	$820,700	$0.930	$0.598	$0.764	$286,624	$292,818	$579,442	$—	$579,442	$(2,171,609)
____________________

(1)
Distributions were based on daily record dates and calculated at a rate of $0.004098 and $0.003366 for each Class A share per day and each Class T share per day, respectively, beginning on May 19, 2016. Distributions to holders of each Class R share per day, all of which are subject to a distribution and shareholder servicing fee of 0.27%, were also based on daily record dates and are calculated at a rate of $0.00393443, beginning on August 2, 2016.

(2)	Assumes each share was issued and outstanding each day during the period from May 19, 2016 to December 31, 2016.

(3)	Assumes each share was issued and outstanding each day during the period from August 2, 2016 to December 31, 2016.

(4)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2016, we paid aggregate distributions of $579,442, including $286,624 of distributions paid in cash and 12,536 shares of our common stock issued pursuant to our DRP for $292,818. For the year ended December 31, 2016, our net loss was $4,920,712, we had negative FFO of $4,094,977 and net cash used in operations of $2,171,609. For the year ended December 31, 2016, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our Public Offering. Of the $579,442 in total distributions we paid during the period from our inception through December 31, 2016, including shares issued pursuant to our DRP, all such amounts were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. See Item 13. “Certain Relationships and Related Transactions, Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.
Critical Accounting Policies
Below is a discussion of the accounting policies that we believe are critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

Buildings	30 years
Building improvements	5-25 years
Resident improvements	Shorter of lease term or expected useful life
Resident origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
We record the acquisition of income-producing real estate or real estate that are used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred.
We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.
We estimate the value of resident origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we estimate the amount of lost rentals using market rates during the expected lease-up periods.
We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. Should a resident terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.
The total amount of other intangible assets acquired are further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss).
Impairment of Real Estate Assets
We account for our real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires us to continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.
Rents and Other Receivables
We periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent receivable related to the straight-lining of rents. Other receivables include amounts due from the transfer agent for stock subscription net proceeds.
Revenue Recognition
We lease apartment units under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of our continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
When available, we utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a non-binding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument we own to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and we will establish a fair value by assigning weights to the various valuation sources.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Accounting for Stock-Based Compensation
We amortize the fair value of stock-based compensation awards to expense over the vesting period and record any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of our Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in our Public Offering.
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
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such commencing with the taxable year ended December 31, 2016. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016 and 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2016.
Subsequent Events
Status of Our Offering
As of March 10, 2017, we had sold 1,608,943, 140,757 and 1,337,185 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $39,541,024, $3,167,273 and $31,824,135, or an aggregate amount of $74,532,432, including 16,911, 724 and 11,974 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $401,646, $16,523 and $270,861, respectively.
Distributions Paid
Class A
On January 3, 2017, we paid distributions of $148,374, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $83,890 and $64,484 in shares issued pursuant to the DRP.
On February 1, 2017, we paid distributions of $168,661, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $97,287 and $71,374 in shares issued pursuant to the DRP.
On March 1, 2017, we paid distributions of $172,852, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $102,109 and $70,743 in shares issued pursuant to the DRP.
Class R
On January 3, 2017, we paid distributions of $10,812, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $7,870 and $2,942 in shares issued pursuant to the DRP.
On February 1, 2017, we paid distributions of $13,171, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $9,365 and $3,806 in shares issued pursuant to the DRP.
On March 1, 2017, we paid distributions of $763 and $12,503, subject to an annual distribution and shareholder servicing fee of 0.67% and 0.27%, respectively, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $209 and $10,662, subject to an annual distribution and shareholder servicing fee of 0.67% and 0.27%, respectively, and $554 and $1,841 in shares issued pursuant to the DRP, subject to an annual distribution and shareholder servicing fee of 0.67% and 0.27%, respectively.
Class T
On January 3, 2017, we paid distributions of $82,072, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $31,820 and $50,252 in shares issued pursuant to the DRP.
On February 1, 2017, we paid distributions of $102,108, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $40,157 and $61,951 in shares issued pursuant to the DRP.
On March 1, 2017, we paid distributions of $108,735, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $42,469 and $66,266 in shares issued pursuant to the DRP.
Acquisition of Reflections on Sweetwater Apartments
On January 12, 2017, we acquired a fee simple interest in Reflections on Sweetwater Apartments (the “Sweetwater Property”) located in Lawrenceville, Georgia, for a purchase price of $32,400,000, exclusive of closing costs. We financed the acquisition of the Sweetwater Property with (1) proceeds from our Public Offering and (2) the proceeds of a secured loan in the aggregate principal amount of $23,000,000 from a financial institution. The Sweetwater Property consists of 11 three-and four-story apartment buildings, a leasing office, fitness center, clubhouse, business center, detached garage parking and a car wash station. The Sweetwater Property contains 280 apartment homes consisting of 142 one-bedroom apartments, 118 two-bedroom apartments and 20 three-bedroom apartments that average 933 square feet. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Advisory Agreement Renewal
On January 3, 2017, we entered into Amendment No. 1 to the Advisory Agreement, which is effective on February 5, 2017, to renew the term of the Advisory Agreement for an additional one year term ending February 5, 2018.
ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We borrow funds at variable rates and intend in the future to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of December 31, 2016, we had no outstanding fixed rate debt instruments.
At December 31, 2016, the fair value of our variable rate debt was $72,128,601 and the carrying value of our variable rate debt was $72,016,933. At December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $72,016,933 of our outstanding variable rate debt. Based on interest rates as of December 31, 2016, if interest rates are 100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $669,718 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $531,179.

At December 31, 2016, the weighted-average interest rate of our variable rate debt was 3.20%. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2016, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2016 was not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to our audited consolidated financial statements included in this Annual Report.
ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this Annual Report.
ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On June 8, 2016, The audit committee of our board of directors approved and authorized us to dismiss
PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our independent registered public accounting firm, effective June 8, 2016. The audit committee approved and authorized us to engage Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm for the year ended December 31, 2016 effective June 8, 2016.

The change in accountants did not result from any dissatisfaction with the quality of the professional services rendered by PricewaterhouseCoopers. We had not consulted with Ernst & Young for the year ended December 31, 2015 and the interim period ended March 31, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our consolidated financial statements, and neither written or oral advice was provided that would be an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

During the period from July 29, 2015 (inception) through December 31, 2015, and the subsequent interim period through June 8, 2016, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During our most recent completed year and interim period through June 8, 2016, there were no “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-K with PricewaterhouseCoopers LLP.
ITEM 9A.                                       CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.
PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	66	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	62	Affiliated Director and President
Kevin J. Keating	54	Treasurer
Ana Marie del Rio	62	Secretary
Stephen R. Bowie	66	Independent Director
Ned W. Brines	55	Independent Director
Janice M. Munemitsu	59	Independent Director
Rodney F. Emery has served as a director since July 2015, as our Chief Executive Officer since August 2015 and as Chairman of the Board since January 2016. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Income REIT and Steadfast Apartment REIT, positions he has held since each entity’s inception. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Steadfast Capital Markets Group. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our board of directors, excluding Mr. Emery, has determined that Mr. Emery is qualified to serve as one of our directors due to the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s 40 years of experience acquiring, financing, developing and managing multifamily, hotel, office, industrial and retail real estate assets throughout the country.
 Ella S. Neyland has served as our President since August 2015 and an affiliated director since January 2016. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and serves as President and an affiliated director of Steadfast Apartment REIT, positions she has held since September 2013 and August 2013, respectively. Ms. Neyland served as an independent director of SIR from October 2011 to September 2012. Ms. Neyland was a founder of Thin Centers MD (“TCMD”), which provides medically supervised weight loss programs, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties and advised an affiliate company in the acquisition of 8,300 apartments. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd., from November 1999 to March 2001, and served as Executive Director of CIBC World Markets, from November 1997 to October

1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland is qualified to serve as one of our directors due to Ms. Neyland’s prior service as a director and as chief financial officer.
 Stephen R. Bowie has served as one of our independent directors since January 2016. Mr. Bowie currently is a partner with Pacific Development Group, a position he has held since 1987, specializing in the development and management of neighborhood and community shopping centers throughout California, with a primary responsibility in the development of new projects. From 1979 to 1987, Mr. Bowie served as president of Bowie Development Company, Inc., a California corporation. In addition, since 2009 Mr. Bowie has served as an investor in, and an advisor to, Alta Equities, Inc., a company that invests in and rehabs single family residential properties in southern California. Mr. Bowie earned a Bachelor of Science degree in business administration from the University of Southern California. Mr. Bowie is a member of the International Council of Shopping Centers and a licensed real estate broker in California, and serves on multiple boards, including the Northrise University Initiative 501(c)(3) and the Northrise University Board of Trustees.
Our board of directors, excluding Mr. Bowie, has determined that Mr. Bowie is qualified to serve as one of our directors due to Mr. Bowie’s prior experience in the real estate industry.
 Ned W. Brines has served as one of our independent directors since January 2016. Mr. Brines also serves as an independent director of Steadfast Income REIT, a position he has held since October 2012. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment adviser firm, and currently serves as its Chief Investment Officer. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings. From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena, managing its Small Cap Growth Fund with $1.6 billion in assets under management. Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 where he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in assets under management. Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst designation and is involved in various community activities including serving on the investment committee of City of Hope, as well as the Orange County Regional Counsel for San Diego State University.
Our board of directors, excluding Mr. Brines, has determined that Mr. Brines is qualified to serve as one of our directors due to Mr. Brines’ prior investment management experience.
Janice M. Munemitsu has served as one of our independent directors since January 2016. Since 2002, Ms. Munemitsu has operated an independent corporate consultancy in the areas of strategic planning, branding and project management. From 1995 to 1999, Ms. Munemitsu was Vice President of Marketing/Brands for ConAgra Foods, where she was responsible for a food-brand business portfolio of $250 million. Brands under her purview included Hunt’s Tomato Products, Manwich, La Choy, Wolf Brand Chili and Healthy Choice. During the prior eight years, Ms. Munemitsu was a Brand Manager at ConAgra, with responsibilities that spanned advertising, consumer promotions, marketing research, product development and sales planning for food businesses, which included: Hunt's, Manwich and Fisher Nuts. From 1982 to 1985, Ms. Munemitsu held positions in brand marketing and management with Mars, Inc. and The Clorox Company. Ms. Munemitsu holds both Bachelor of Science and Master of Business Administration degrees from the University of Southern California.
Our board of directors, excluding Ms. Munemitsu, has determined that Ms. Munemitsu is qualified to serve as one of our directors due to Ms. Munemitsu’s prior experience as an executive and manager in Fortune 500 companies.
 Kevin J. Keating has served as our Treasurer since August 2015. Mr. Keating has also served as Treasurer of Steadfast Apartment REIT and the Chief Accounting Officer of the Advisor since September 2013, where he focuses on the accounting function and compliance responsibilities for Steadfast Apartment REIT and the Advisor. Mr. Keating also serves as Treasurer of Steadfast Income REIT, a position he has held since April 2011. Mr. Keating served as the controller of Steadfast Income REIT from January 2011 to March 2011. Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO

Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has over 18 years of experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young, LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science in Accounting from St. John’s University in New York, New York and is a certified public accountant.
 Ana Marie del Rio has served as our Secretary since August 2015 and our Compliance Officer since January 2016. Ms. del Rio also serves as Secretary and Compliance Officer of Steadfast Apartment REIT, positions she has held since September 2013, and Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009. Ms. del Rio also serves as the Chief Administrative Officer/General Counsel for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology, Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent auditors; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The members of the audit committee are Stephen R. Bowie, Ned W. Brines and Janice M. Munemitsu. All of the members of the audit committee are “independent” as defined by our Charter. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange (“NYSE”) or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE. All members of the audit committee have significant financial and/or accounting experience. Our board of directors has determined that Ned W. Brines satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”
Investment Committee
Our board of directors has established an investment committee. Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by the Advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Rodney F. Emery, Stephen R. Bowie and Janice M. Munemitsu, with Rodney F. Emery serving as the chairman of the investment committee.
With respect to investments, the investment committee has the authority to approve all acquisitions, developments and dispositions of real estate and real estate-related assets consistent with our investment objectives, for a purchase price, total project cost or sales price of up to 10% of the cost of our total assets as of the date of investment.

Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.
ITEM 11.                                        EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse the Advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation Discussion and Analysis in this annual report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, the Advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to the Advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers or an affiliate of the Advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from the Advisor. Four of our executive officers, Messrs. Rodney F. Emery and Kevin Keating and Mses. Ana Marie del Rio and Ella Neyland, manage, control or are affiliated with the Advisor, and through the Advisor, they are involved in recommending the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Stephen R. Bowie(1)(2)	$77,000	$50,000	$—	$—	$—	$—	$127,000
Ned W. Brines(1)(2)	87,000	50,000	—	—	—	—	137,000
Janice M. Munemitsu(1)(2)	77,000	50,000	—	—	—	—	127,000
Ella S. Neyland(3)	—	—	—	—	—	—	—
Rodney F. Emery(3)	—	—	—	—	—	—	—
	$241,000	$150,000	$—	$—	$—	$—	$391,000
_________________

(1)	Independent Directors.

(2)
On May 16, 2016, each of our three independent directors was granted 2,000 shares of restricted Class A common stock in connection with raising $2,000,000 in our Public Offering pursuant to our independent directors’ compensation plan. The grant date fair value of the stock was $25.00 per share for an aggregate amount of $50,000 for each independent director. Of these shares of restricted common stock granted in 2016, each independent director had 1,500 shares of restricted common stock that remain unvested as of December 31, 2016.

(3)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
We pay each of our independent directors:

•	annual compensation of $55,000 (the audit committee chairperson receives additional $10,000 annual compensation);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Our independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of our common stock with an equivalent value.
Equity Plan Compensation
Our board has adopted a long-term incentive plan (the “Incentive Award Plan”), which is a sub-plan of our incentive award plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors was entitled to receive 2,000 shares of restricted Class A common stock once we raised $2,000,000 in gross offering proceeds in our Public Offering. Each subsequent independent director that joins our board of directors receives 2,000 shares of restricted Class A common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control. These awards entitle the holders to participate in distributions.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	394,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	394,000

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 10, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	19,672	*
Ned W. Brines	3,073	*
Janice M. Munemitsu	3,237	*
Stephen R. Bowie	4,058	*
Ella S. Neyland	1,111	*
Kevin J. Keating	—	*
Ana Marie del Rio	2,485	*
All officers and directors as a group (seven persons)	33,636	1.1%
_________________
*                 Less than 1% of the outstanding common stock.
(1)              The address of each named beneficial owner is c/o Steadfast Apartment REIT III, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.
(2)             None of the shares are pledged as security.
(3)              Includes 8,000 shares owned by the Advisor, which is primarily indirectly owned and controlled by Rodney F. Emery.
ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from July 29, 2015 (inception) to December 31, 2016 involving us, our directors, the Advisor, our Sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On August 24, 2015, the Advisor purchased 8,000 shares of our Class A common stock at a purchase price of $25.00 per share for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. We are the sole general partner of our Operating Partnership, and own a 99.99% partnership interest in our Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in our Operating Partnership. We entered into the Partnership Agreement with the Advisor on July 29, 2015. As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds from our Public Offering to our Operating Partnership as a contribution in exchange for partnership interests and our percentage ownership in our Operating Partnership increases proportionately.
Our Relationships with the Advisor and our Sponsor
Steadfast Apartment Advisor III, LLC is our advisor and, as such, manages our day-to-day operations, manages our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The Advisor also provides offering services, marketing, investor relations and other administrative services on our behalf. The Advisor is owned by our Sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our Sponsor, the Advisor and our Dealer Manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our Sponsor, Advisor and Dealer Manager. Crossroads Capital Multifamily currently owns a 25% membership interest in our Sponsor that will increase upon a net increase in our book capitalization. Pursuant to the Third Amended and Restatement Operating Agreement of our Sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our Sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to

Crossroads Capital Multifamily are subordinated to distributions to the other member of our Sponsor, Steadfast REIT Holdings, LLC (“Steadfast Holdings”), until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Steadfast Holdings owns the remaining 1% partnership interest in the Advisor.
All of our other officers and directors, other than our independent directors, are officers of the Advisor and officers, limited partners and/or members of our sponsor and other affiliates of the Advisor.
We and our Operating Partnership have entered into the Advisory Agreement with the Advisor and our Operating Partnership, which has a one-year term expiring February 5, 2018, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the Advisory Agreement by the Advisor or the Advisor’s bankruptcy. If we terminate the Advisory Agreement, we will pay the Advisor all unpaid advances for operating expenses and all earned but unpaid fees.
Services provided by the Advisor under the terms of the Advisory Agreement include the following:

•	finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•	making investment decisions for us, subject to the limitations in our Charter and the direction and oversight of our board of directors;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of investments;

•	entering into service agreements for our loans;

•	supervising and evaluating each loan servicer’s and property manager’s performance;

•	reviewing and analyzing the operating and capital budgets of the properties underlying our investments and the properties we may acquire;

•	entering into leases and service contracts for our properties;

•	assisting us in obtaining insurance;

•	generating our annual budget;

•	reviewing and analyzing financial information for each of our assets and our overall investment portfolio;

•	formulating and overseeing the implementation of strategies for the administration, promotion, management, financing and refinancing, marketing, servicing and disposition of our investments;

•	performing investor relations services;

•	preparing all marketing materials to be used in our Public Offering;

•	coordinating bona fide due diligence in connection with our Public Offering;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent;

•	performing services for us in connection with a listing of our shares on a securities exchange or a sale or merger of our company; and

•	performing any other services reasonably requested by us.
The above summary is provided to illustrate the material functions that the Advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by the Advisor, its affiliates or third parties. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors whereby Crossroads Capital Advisors provides advisory services to us on behalf of the Advisor.

Fees and Expense Reimbursements Paid to the Advisor
Pursuant to the terms of our Advisory Agreement, we pay the Advisor the fees described below.

•
We pay the Advisor an acquisition fee of 2.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred acquisition fees of $2,099,801 in connection with the acquisition of three multifamily properties. During the same period, we paid $1,150,670 in acquisition fees.

•
We pay the Advisor a monthly investment management fee in an amount equal to one-twelfth of 0.5% of the value of our investments in properties and real estate-related assets until the aggregate value of our investments in properties and real estate-related assets equals $300,000,000. Thereafter, we will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of our investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of our investments in properties will equal their costs, until our investments are valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred $60,452 and paid $20,402 of investment management fees to the Advisor.

•
We pay the Advisor a loan coordination fee if our independent directors determine that the Advisor provided a substantial amount of services in connection with the origination or refinancing of any debt financing obtained by us that is used to refinance properties or other permitted investments or financing in connection with the recapitalization of our company. The loan coordination fee equals 0.75% of the amount available under such financing. For the period from July 29, 2015 (inception) to December 31, 2016, we did not incur any loan coordination fees.

•
We will pay the Advisor or its affiliate a disposition fee if, as determined by a majority of the independent directors, the Advisor or its affiliate provide a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire company, which we refer to as a “liquidity event,” equal to (1) 1.5% of the sales price of each property or real estate-related asset sold or (2) 1.0%, which may be increased to 1.5% in the sole discretion of our independent directors, of the total consideration paid in a liquidity event. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code. For the period from July 29, 2015 (inception) to December 31, 2016, we did not incur any disposition fees.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership) a subordinated participation in net sale proceeds (payable only if we are not listed on an exchange), equal to 15.0% of the remaining net sale proceeds after return of the total investment amount, which is the amount equal to the original issue price paid by the stockholders in the Public Offering multiplied by the number of shares issued in the Public Offering, reduced by the weighted average original issue price of the shares sold in the Primary Offering multiplied by the total number of shares repurchased by us, plus payment to investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes. For the period from July 29, 2015 (inception) to December 31, 2016, we did not incur any such fees.

“Net sale proceeds” means the net cash proceeds realized from the sale of the Company or all of our assets after deduction of all expenses incurred in connection with a sale or disposition of the Company or of our assets, including disposition fees paid to the Advisor, or from the prepayment, maturity, workout or other settlement of any loan or other investment. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date—the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. In addition, the Advisor (in its capacity as special limited partner of the Operating Partnership) will receive a distribution similar to the subordinated participation in net sale proceeds in the event we undertake an issuer tender offer that results in the tendering stockholders receiving a return of the total investment amount of the tendering stockholders plus payment to those investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount of the tendering stockholders, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership), upon our listing on a national securities exchange, a subordinated incentive listing distribution equal to 15.0% of the amount by which the sum of our adjusted market value plus distributions paid by us to stockholders from inception until the date the adjusted market value is determined, including distributions that may constitute a return of capital for federal income tax purposes, exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors of the total investment amount. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date—the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. For the period from July 29, 2015 (inception) to December 31, 2016, we did not incur any such fees.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership), upon termination or nonrenewal of the Advisory Agreement with or without cause, a subordinated distribution, which will entitle the Advisor to receive distributions from our Operating Partnership equal to 15.0% of the amount by which the sum of our appraised market value plus distributions exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount to investors. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date—the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. If we do not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the period from July 29, 2015 (inception) to December 31, 2016, we did not incur any such fees.

In addition to the fees we pay to the Advisor pursuant to the Advisory Agreement, we also reimburse the Advisor and its affiliates for the costs and expenses described below.

•
We reimburse the Advisor and its affiliates for organization and offering expenses it may incur on our behalf, other than underwriting compensation such as sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, in connection with our Public Offering for legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in the Primary Offering. To the extent we did not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we could not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by us to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of FINRA. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred $3,356,954 of organization and offering expenses reimbursements. During the same period, we paid the Advisor $1,740,467. As of December 31, 2016, the Advisor and its affiliates have incurred additional organization and offering costs of $6,759,983, none of which are recorded in our financial statements as of December 31, 2016 because such costs only become a liability of ours when the minimum number of shares are sold and selling commissions, the dealer manager fee and distribution and shareholder servicing fee, and other organization and offering costs do not exceed 15% of gross offering proceeds.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse the Advisor for other operating expenses incurred in providing services to us including, our allocable share of the Advisor’s overhead such as rent, employee costs, benefit administration costs, utilities and IT costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which the Advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs the Advisor pays to our executive officers. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred $861,164 and paid the Advisor $551,790 for administrative services.

•
We reimburse the Advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that we do not close) as long as total acquisition fees and expenses (including any loan coordination fee)

relating to the purchase of an investment do not exceed 6.0% of the contract price of the property unless such excess is approved by our board of directors, including a majority of the independent directors. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred $572,722 and reimbursed the Advisor $516,531 for acquisition expenses.
2%/25% Guidelines
As described above, the Advisor and its affiliates are entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we will not reimburse the Advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the expense year, exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and the Advisor must reimburse us at least annually for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors.
For purposes of the 2%/25% Guidelines, “Average invested assets” means the average monthly book value of our assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other noncash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including investment management fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and the listing of our shares of common stock, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) reasonable incentive fees, (6) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that do not close), (7) real estate commissions on the sale of a real property, and (8) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property). Within 60 days after the end of any fiscal quarter for which there are excess expenses which the independent directors conclude were justified and reimbursable to the Advisor, we will send written notice of such fact to our stockholders, together with an explanation of the factors the independent directors considered in determining that such excess expenses were justified. Any such finding and the reasons in support thereof shall be reflected in the minutes of the meetings of the board of directors.
Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our Public Offering of common stock is Steadfast Capital Markets Group, LLC, an affiliate of our Sponsor. Our Dealer Manager is a licensed broker-dealer registered with FINRA. As the Dealer Manager for our Public Offering, Steadfast Capital Markets Group is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our Dealer Manager agreement with Steadfast Capital Markets Group provides for the following compensation:

•
We pay our dealer manager selling commissions of up to 7% of Class A shares in the Primary Offering and 3% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions are paid for sales of Class R shares or for sales pursuant to our DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Company’s Primary Offering on a per class basis. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and paid $1,635,300 and $632,407 in selling commissions to our Dealer Manager in connection with the sale of Class A shares and Class T shares in the Primary Offering, respectively.

•
We pay our Dealer Manager a dealer manager fee of 3% of the gross offering proceeds from the sale of Class A shares and 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales of Class R shares or for sales pursuant to the our DRP. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and paid $840,004 and $527,005 in dealer manager fees to our Dealer Manager in connection with the sale of Class A shares and Class T shares in the Primary Offering, respectively.

•
We pay our Dealer Manager a distribution and shareholder servicing fee of 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) for each Class R share purchased in the primary offering and 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of our estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. We will reduce the distribution and shareholder servicing fee with respect to a Class R share sold in the Primary Offering to 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) if the holder of such Class R share is, from time to time, represented by a registered investment adviser that is not a participant on an alternative investment platform.

We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class R stockholder) with respect to a Class R share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the end of the month in which our transfer agent, on our behalf, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class R share would be in excess of 10% of the total gross investment amount at the time of purchase of such Class R share in the Primary Offering; (3) the date on which such Class R share is repurchased by us; and (4) the listing of our shares of common stock on a national securities exchange, our sale or the sale of all or substantially all of our assets.
We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the sixth anniversary of the last day of the fiscal quarter in which the Public Offering (excluding the DRP) terminates; (3) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (4) the end of the month in which our transfer agent, on our behalf, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (5) the date on which such Class T share is repurchased by us; (6) the date on which the holder of such Class T share or its agent notifies us or our agent that he or she is represented by a new participating broker-dealer; provided that we will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; and (7) the listing of our shares of common stock on a national securities exchange, our sale or the sale of all or substantially all of our assets. We cannot predict if or when this will occur. The Dealer Manager will reallow 88.89% of the ongoing distribution and shareholder servicing fee (i.e., 1% of the 1.125%) to the participating dealer who provides the ongoing services with respect to the Class T share. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred $55,821 and $948,609 and paid $0 and $32,655 in distribution and shareholder servicing fees to our Dealer Manager in connection with the sale of Class R shares and Class T shares in the Primary Offering, respectively.
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements (each, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of our Sponsor (the “Property Manager”), in connection with the management of our properties. Pursuant to the Property Management Agreements, we pay the Property Manager a monthly management fee equal to a range from 2.75% to 3.0% of each property’s gross revenues (as defined in the respective management agreements) for each month in addition to an incentive management fee equal to 1.0% of total collections based on performance metrics of the properties. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will we pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60-day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by us without cause, we will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and paid property management fees of $47,884 and $23,117 to our Property Manager, respectively.

•
The Property Management Agreements specify that we are to reimburse the Property Manager for the salaries and related benefits of on-site personnel. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and reimbursed on-site personnel costs of $157,121 and $135,956 to our Property Manager, respectively.

•
The Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses and support, and training services. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and paid other fees of $14,378 and $12,932 to our Property Manager, respectively.

Payments to our Construction Manager

•
We have entered into construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), for construction management or construction oversight services rendered in connection with capital improvements and renovation or value-enhancement projects. The fees for such services with respect to the property under the Construction Management Agreement is equal to 6.0% of the total cost of the work done; provided, however, that such fees shall only be paid if a majority of our board of directors, including a majority of our independent directors, determine that such fees are fair and reasonable in relation to the services being performed. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and paid construction management fees of $14,163 and $12,828 to our Construction Manager, respectively.

•
The Construction Management Agreements also specify that we are to reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the period from July 29, 2015 (inception) to December 31, 2016, we incurred and reimbursed $494 and $482 to our construction manager, respectively.

Other Transactions

•
We deposit with an affiliate of our Sponsor moneys to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all multifamily properties owned by us and other affiliated entities of our Sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our Sponsor. For the period from July 29, 2015 (inception) to December 31, 2016, we funded $2,028 into the prepaid deductible account to an affiliate of our Sponsor.

•	In connection with the acquisition of Carriage House Apartment Homes, an affiliate of the Advisor paid on our behalf an escrow deposit of $234,000, all of which was settled as of December 31, 2016.
Currently Proposed Transactions
Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
Policies and Procedures for Transactions with Related Persons
In order to reduce or eliminate certain potential conflicts of interest, our Charter and our Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with the Advisor, our directors or their respective affiliates. Each of the restrictions and procedures that apply to transactions with the Advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by the Advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.
We have also adopted a Code of Ethics that applies to each of our officers and directors, which we refer to as “covered persons.”  The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, the Advisor and their respective affiliates.
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors and all of the members of the audit committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our Charter, which is based on the definition included in the North American

Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our board of directors has determined that Stephen R. Bowie, Ned W. Brines and Janice M. Munemitsu each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
On June 8, 2016, the audit committee of our board of directors approved and authorized us to dismiss PricewaterhouseCoopers as our independent registered public accounting firm, effective immediately. The reports of PricewaterhouseCoopers on our financial statements for the period from July 29, 2015 (inception) through December 31, 2015 contained no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period from July 29, 2015 (inception) through December 31, 2015, and the subsequent interim period through June 8, 2016, (1) there were no disagreements between us and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its reports, and (2) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.
On June 8, 2016, the Audit Committee approved and authorized us to engage Ernst & Young as our independent registered public accounting firm, effective immediately. During the period from July 29, 2015 (inception) through December 31, 2015, and the subsequent interim period through June 8, 2016, neither we nor anyone on our behalf consulted with Ernst & Young regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that Ernst & Young concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a “disagreement” or a “reportable event” as such terms are defined in Items 304(a)(1)(iv) and 304(a)(1)(v), respectively, of Regulation S-K.
For the period from June 8, 2016 to December 31, 2016, Ernst & Young, served as our independent registered public accounting firm and provided us certain tax and other services. Ernst & Young have also audited our consolidated financial statements for the year ended December 31, 2015.
Pre-Approval Policies
The audit committee charter imposes a duty on our audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, our audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. Our audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by PricewaterhouseCoopers from July 29, 2015 (inception) through December 31, 2015, and the subsequent interim period through June 8, 2016 were pre-approved in accordance with the policies and procedures described above. All services rendered by Ernst & Young from June 8, 2016 to December 31, 2016, were also pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by PricewaterhouseCoopers and Ernst & Young, as well as the fees charged by PricewaterhouseCoopers and Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers and Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by PricewaterhouseCoopers for the period from July 29, 2015 (inception) to December 31, 2015 and the period from January 1, 2016 to June 8, 2016 are set forth in the table below. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by

Ernst & Young for the period from July 29, 2015 (inception) to December 31, 2015 and for the year ended December 31, 2016, are set forth in the table below.

	Ernst & Young		PricewaterhouseCoopers
	For the Year Ended December 31, 2016	For the Period from July 29, 2015 (inception) to December 31, 2015	For the period from January 1, 2016 to June 8, 2016	For the Period from July 29, 2015 (inception) to December 31, 2015
Audit fees	$323,100	$—	$74,930	$35,860
Audit-related fees	77,636	—	38,000	51,715
Tax fees	4,500	—	—	—
All other fees	—	—	—	—
Total	$405,236	$—	$112,930	$87,575
 For purposes of the preceding table, PricewaterhouseCoopers’s and Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by PricewaterhouseCoopers and Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.
PART IV
ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.              Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-38 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
b.              Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit	Description
3.1
Second Articles of Amendment and Restatement of Steadfast Apartment REIT III, Inc., filed May 16, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 17, 2016 and incorporated herein by reference).

3.2
Bylaws of Steadfast Apartment REIT III, Inc. (included as Exhibit 3.3 to Company’s Registration Statement on Form S-11 (File No. 333-207952), filed November 12, 2015 and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to the Company’s Post-Effective Amendment No. 4 to Form S-11 (File No. 333-207952), filed February 14, 2017 and incorporated herein by reference).

4.2
Form of Distribution Reinvestment Plan (included as Appendix C to the Company’s Post-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed June 21, 2016 and incorporated herein by reference).

4.3	Form of Redemption Request Form (included as Appendix D to the Company’s Post-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed June 21, 2016 and incorporated herein by reference).

4.4	Form of Application for Transfer (included as Appendix E to the Company’s Post-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed June 21, 2016 and incorporated herein by reference).

10.1
Amended and Restated Dealer Manager Agreement, dated July 25, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated by herein by reference).

10.2
Amendment No. 1 to the Dealer Manager Agreement, dated May 26, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 26, 2016 and incorporated herein by reference).

10.3
Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.4
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of January 3, 2017, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC and effective as of February 5, 2017 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.5
Amended and Restated Advisory Agreement, dated July 25, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.6
Advisory Agreement, dated January 28, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.1 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed February 2, 2016 and incorporated herein by reference).

10.7
Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III, Inc., dated July 25, 2016 by and between Steadfast Apartment REIT III, Inc. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.8
Escrow Agreement, dated January 28, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Capital Markets Group, LLC and UMB Bank, N.A., as escrow agent (included as Exhibit 10.2 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed February 2, 2016 and incorporated herein by reference).

10.9
Steadfast Apartment REIT III, Inc. 2016 Incentive Plan (included as Exhibit 10.3 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed February 2, 2016 and incorporated herein by reference).

10.10
Steadfast Apartment REIT III, Inc. Independent Directors Compensation Plan (included as Exhibit 10.4 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed February 2, 2016 and incorporated herein by reference).

10.11
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

10.13
Assignment and Assumption of Purchase Agreement, dated as of May 18, 2016, by and between Steadfast Asset Holdings, Inc. and STAR III Carriage House, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.14
Property Management Agreement, entered into as of May 19, 2016, by and between Steadfast Management Company, Inc. and STAR III Carriage House, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.15
Construction Management Services Agreement, entered into as of May 19, 2016, by and between STAR III Carriage House, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.16
Multifamily Note, made as of May 19, 2016, by STAR III Carriage House, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.17
Multifamily Loan and Security Agreement, made as of May 19, 2016, by and between STAR III Carriage House, LLC and PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.18
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 19, 2016, by STAR III Carriage House, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.19
Environmental Indemnity Agreement, dated as of May 19, 2016, by STAR III Carriage House, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.20
Guaranty of Non-Recourse Obligations, dated as of May 19, 2016, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.21
Assignment of Management Agreement, dated as of May 19, 2016, by and among STAR III Carriage House, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 23, 2016 and incorporated herein by reference).

10.22
Agreement for Purchase and Sale of Real Estate, made and entered into as of October 7, 2016, by and between Steadfast Asset Holdings, Inc. and Bristol Village Apartments, LLC, with Fidelity National Title Insurance Company as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.23
Assignment and Assumption of Purchase Agreement, dated as of November 17, 2016, by and between Steadfast Asset Holdings, Inc. and STAR III Bristol Village, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.24
Property Management Agreement, entered into as of November 17, 2016, by and between Steadfast Management Company, Inc. and STAR III Bristol Village, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.25
Construction Management Services Agreement, entered into as of November 17, 2016, by and between STAR III Bristol Village, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.26
Multifamily Note, made as of November 17, 2016, by STAR III Bristol Village, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.27
Multifamily Loan and Security Agreement, made as of November 17, 2016, by and between STAR III Bristol Village, LLC and Berkeley Point Capital LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.28
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 17, 2016, by STAR III Bristol Village, LLC to the Public Trustee of Arapahoe County for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.29
Environmental Indemnity Agreement, dated as of November 17, 2016, by STAR III Bristol Village, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.30
Guaranty of Non-Recourse Obligations, dated as of November 17, 2016, by Steadfast Apartment REIT III, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.31
Assignment of Management Agreement, dated as of November 17, 2016, by and among STAR III Bristol Village, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed November 22, 2016 and incorporated herein by reference).

10.32
Agreement of Sale and Purchase, made and entered into as of November 11, 2016, by and between Steadfast Asset Holdings, Inc., Canyon Resort at Great Hills Limited Partnership and Wakefield GP Canyon Resort at Great Hills, LLC, with Heritage Title Company of Austin, Inc. as the title company (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.33
First Amendment to Agreement of Sale and Purchase, made and entered into as of December 9, 2016, by and between Steadfast Asset Holdings, Inc., Canyon Resort at Great Hills Limited Partnership and Wakefield GP Canyon Resort at Great Hills, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.34
Second Amendment to Agreement of Sale and Purchase, made and entered into as of December 12, 2016, by and between Steadfast Asset Holdings, Inc., Canyon Resort at Great Hills Limited Partnership and Wakefield GP Canyon Resort at Great Hills, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.35
Assignment and Assumption of Purchase Agreement, dated as of December 29, 2016, by and between Steadfast Asset Holdings, Inc. and STAR III Canyon Resort, LLC (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.36
Property Management Agreement, entered into as of December 29, 2016, by and between Steadfast Management Company, Inc. and STAR III Canyon Resort, LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.37
Construction Management Services Agreement, entered into as of December 29, 2016, by and between STAR III Canyon Resort, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.38
Multifamily Note, made as of December 29, 2016, by STAR III Canyon Resort, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.39
Multifamily Loan and Security Agreement, made as of December 29, 2016, by and between STAR III Canyon Resort, LLC and PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.40
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 29, 2016, by STAR III Canyon Resort, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.41
Environmental Indemnity Agreement, dated as of December 29, 2016, by STAR III Canyon Resort, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.42
Guaranty of Non-Recourse Obligations, dated as of December 29, 2016, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.43
Assignment of Management Agreement, dated as of December 29, 2016, by and among STAR III Canyon Resort, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 4, 2017 and incorporated herein by reference).

10.44
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of December 2, 2016, by and between Steadfast Asset Holdings, Inc. and VR Sweetwater Limited Partnership, with First American Title Insurance Company, Inc. as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.45
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of January 5, 2017, by and between Steadfast Asset Holdings, Inc. and VR Sweetwater Limited Partnership (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.46
Assignment and Assumption of Purchase Agreement, dated as of January 12, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Sweetwater, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.47
Property Management Agreement, entered into as of January 12, 2017, by and between Steadfast Management Company, Inc. and STAR III Sweetwater, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.48
Construction Management Services Agreement, entered into as of January 12, 2017, by and between STAR III Sweetwater, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.49
Multifamily Note, made as of January 12, 2017, by STAR III Sweetwater, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.50
Multifamily Loan and Security Agreement, made as of January 12, 2017, by and between STAR III Sweetwater, LLC and Berkeley Point Capital LLC (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.51
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 12, 2017, by STAR III Sweetwater, LLC for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.52
Environmental Indemnity Agreement, dated as of January 12, 2017, by STAR III Sweetwater, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.53
Guaranty of Non-Recourse Obligations, dated as of January 12, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.54
Assignment of Management Agreement, dated as of January 12, 2017, by and among STAR III Sweetwater, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

21*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
________________________

*	Filed herewith.
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

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT
The Company has not sent an annual report or proxy materials to its stockholders. The Company will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The Company will furnish copies of such report and proxy materials to the SEC when they are sent to stockholders.

ITEM 16.                                         FORM 10-K SUMMARY
The Company has elected not to provide summary information.

STEADFAST APARTMENT REIT III, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Apartment REIT III, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT III, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statement of operations for the year ended December 31, 2016 and the consolidated statements of stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from July 29, 2015 (inception) to December 31, 2015. Our audits also included the financial statement schedule in Item 15(a), Schedule III Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Apartment REIT III, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations for the year ended December 31, 2016 and its consolidated cash flows for the year ended December 31, 2016 and for the period from July 29, 2015 (inception) to December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 16, 2017

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Assets:
Real Estate:
Land	$12,019,503	$—
Building and improvements	85,653,391	—
Tenant origination and absorption costs	1,899,841	—
Total real estate, cost	99,572,735	—
Less accumulated depreciation and amortization	(625,232)	—
Total real estate, net	98,947,503	—
Cash and cash equivalents	16,389,888	200,000
Restricted cash	752,311	—
Rents and other receivables	127,933	—
Other assets	1,230,766	—
Total assets	$117,448,401	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$991,685	$—
Mortgage notes payable, net	72,016,933	—
Distributions payable	241,258	—
Due to affiliates	3,991,733	—
Total liabilities	77,241,609	—
Commitments and contingencies (Note 9)
Redeemable common stock	292,818	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 1,247,420 and 8,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	12,474	80
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 99,043 and zero shares issued and outstanding at December 31, 2016 and 2015, respectively	990	—
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 889,434 and zero shares issued and outstanding at December 31, 2016 and 2015, respectively	8,894	—
Additional paid-in capital	45,632,928	199,920
Cumulative distributions and net losses	(5,741,312)	—
Total stockholders’ equity	39,913,974	200,000
Total liabilities and stockholders’ equity	$117,448,401	$200,000

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2016
Revenues:
Rental income	$1,152,304
Tenant reimbursements and other	112,602
Total revenues	1,264,906
Expenses:
Operating, maintenance and management	376,536
Real estate taxes and insurance	160,707
Fees to affiliates	2,221,052
Depreciation and amortization	825,735
Interest expense	281,031
General and administrative expenses	1,426,575
Acquisition costs	893,982
Total expenses	6,185,618
Net loss	(4,920,712)
Net loss attributable to noncontrolling interest	(100)
Net loss attributable to common stockholders	$(4,920,612)

Net loss attributable to Class A common stockholders — basic and diluted	$(3,160,451)
Net Loss per Class A common share — basic and diluted	$(8.36)
Weighted average number of Class A common shares outstanding — basic and diluted	374,595

Net loss attributable to Class R common stockholders — basic and diluted	$(165,258)
Net loss per Class R common share — basic and diluted	$(8.42)
Weighted average number of Class R common shares outstanding — basic and diluted	19,587

Net loss attributable to Class T common stockholders — basic and diluted	$(1,594,903)
Net loss per Class T common share — basic and diluted	$(8.62)
Weighted average number of Class T common shares outstanding — basic and diluted	189,037

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE PERIOD FROM JULY 29, 2015 (INCEPTION) TO DECEMBER 31, 2015

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 29, 2015 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
BALANCE, December 31, 2015	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
Issuance of common stock	1,239,420	12,394	99,043	990	889,434	8,894	53,633,875	—	53,656,153	—	53,656,153
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,639,146)	—	(4,639,146)	—	(4,639,146)
Transfers to redeemable common stock	—	—	—	—	—	—	(292,818)	—	(292,818)	—	(292,818)
Other offering costs to affiliates	—	—	—	—	—	—	(3,329,974)	—	(3,329,974)	—	(3,329,974)
Distributions declared	—	—	—	—	—	—	—	(820,700)	(820,700)	—	(820,700)
Amortization of stock-based compensation	—	—	—	—	—	—	61,071	—	61,071	—	61,071
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	(4,920,612)	(4,920,612)	(100)	(4,920,712)
BALANCE, December 31, 2016	1,247,420	$12,474	99,043	$990	889,434	$8,894	$45,632,928	$(5,741,312)	$39,913,974	$—	$39,913,974

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Period from July 29, 2015 (Inception) to December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(4,920,712)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	825,735	—
Amortization of deferred financing costs	6,931	—
Amortization of stock-based compensation	61,071	—
Amortization of stock-based annual compensation and meeting fees	56,000	—
Change in fair value of interest rate cap agreements	24,989	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(386,903)	—
Rents and other receivables	(29,490)	—
Other assets	(167,535)	—
Accounts payable and accrued liabilities	956,181	—
Due to affiliates	1,402,124	—
Net cash used in operating activities	(2,171,609)	—
Cash Flows from Investing Activities:
Acquisition of real estate investments	(96,775,000)	—
Additions to real estate investments	(311,387)	—
Escrow deposits for pending real estate acquisitions	(3,300,100)	—
Restricted cash for investing activities	(365,408)	—
Purchase of interest rate cap agreements	(438,120)	—
Cash used in investing activities	(101,190,015)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	72,426,000	—
Contributions from noncontrolling interest	100	—
Proceeds from issuance of Class A common stock	29,930,624	200,000
Proceeds from issuance of Class R common stock	2,223,100	—
Proceeds from issuance of Class T common stock	21,055,168	—
Payments of commissions on sale of common stock and related dealer manager fees	(3,667,371)	—
Reimbursement of other offering costs to affiliates	(1,713,487)	—
Payment of deferred financing costs	(415,998)	—
Distributions to common stockholders	(286,624)	—
Net cash provided by financing activities	119,551,512	200,000
Net increase in cash and cash equivalents	16,189,888	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$16,389,888	$200,000

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2016	Period from July 29, 2015 (Inception) to December 31, 2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$141,718	$—
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$241,258	$—
Application of escrow deposits to acquire real estate	$2,650,000	$—
Increase in amounts receivable from transfer agent for Class A common stock	$73,400	$—
Increase in amounts receivable from transfer agent for Class T common stock	$25,043	$—
Increase in amounts payable to affiliates for other offering costs	$1,616,487	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$292,818	$—
Increase in redeemable common stock	$292,818	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$35,504	$—
Increase in due to affiliates from additions to real estate investments	$1,347	$—
Increase in due to affiliates from distribution and shareholder servicing fee	$971,775	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
As of December 31, 2016, the Company owned three multifamily properties comprising a total of 632 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On February 5, 2016, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public in the primary offering (“Primary Offering”). The Company initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to $300,000,000 in shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
Commencing on July 25, 2016, the Company revised the terms of its Public Offering to include Class R shares. The Company is offering a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company has also registered up to $300,000,000 in shares pursuant to the Company’s DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. The Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of December 31, 2016, the Company had sold 1,231,180 shares of Class A common stock, 99,043 shares of Class R common stock and 889,434 shares of Class T common stock in the Public Offering for gross proceeds of $30,199,107, $2,228,474 and $21,172,572, respectively, and $53,600,153 in the aggregate, including 8,214 shares of Class A common stock, 239 shares of Class R common stock and 4,083 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $195,085, $5,374 and $92,359, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily and independent senior-living properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also selectively acquire debt

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and senior-living properties.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated January 28, 2016, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
The Company commenced its real estate operations on May 19, 2016, upon acquiring a fee simple interest in Carriage House Apartment Homes, a multifamily property located in Gurnee, Illinois.
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
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).
Square footage, occupancy and certain other measures used to describe real estate included in the notes to the consolidated financial statements are presented on an unaudited basis.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred.
The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.
 The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company estimates the amount of lost rentals using market rates during the expected lease-up periods.
 The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
 The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.
 The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that the Company considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
 Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss).
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360. ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the year ended December 31, 2016 or for the period from July 29, 2015 (inception) to December 31, 2015.
Rents and Other Receivables
The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain a deferred rent receivable related to the straight-lining of rents. Other receivables include amounts due from the transfer agent for stock subscription net proceeds.
Revenue Recognition
The Company leases apartment and condominium units under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
 The Company will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2016, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2016 and 2015, the Company had a restricted cash balance of $752,311 and $0, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
Deferred Financing Costs
The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing, as a contra liability against the respective outstanding debt balance. The Company amortizes these costs over the terms of the respective financing agreements using the

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

effective interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Derivative Financial Instruments
The Company accounts for its derivative instruments in accordance with ASC 815, Derivatives and Hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates.
 The Company measures its derivative instruments and hedging activities at fair value and records them as an asset or liability, depending on its rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
As of December 31, 2016 and 2015, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
Interest rate cap agreements - These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statement of operations.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$413,131	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates, distributions payable, and mortgage notes payable, net.
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2016, the fair value of the mortgage notes payable was $72,128,601, compared to the carrying value of $72,016,933. There were no mortgage notes payable, net as of December 31, 2015. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company intends to elect to be taxed as a REIT and operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a dividend to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a dividend to the holders of Class R shares which began to accrue on August 2, 2016. Distributions paid during the year ended December 31, 2016 were based on daily record dates and calculated at a rate of $0.004098 per Class A share per day, $0.00393443 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27% and $0.003366 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%. Each day during the period from May 19, 2016 to December 31, 2016 was a record date for distributions with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to December 31, 2016 was a record date for distributions with respect to Class R shares subject to an annual distribution and shareholder servicing fee of 0.27%.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the year ended December 31, 2016, the Company declared distributions totaling $0.930 per Class A share of common stock, $0.598 per Class R share of common stock and $0.764 per Class T share of common stock.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than underwriting compensation such as sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company did not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company could not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of FINRA.
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.
Operating Expenses
Pursuant to the Charter (defined below), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income beginning with June 30, 2017, the end of the fourth fiscal quarter following the fiscal quarter in which the Company acquired its first investment. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and acquisition expenses, real estate commissions on the resale of investments and other expenses connected with the acquisition, disposition, management and ownership of investments. During the four quarters ended December 31, 2016, the Company recorded operating expenses of $1,305,142, which are included in general and administrative expenses in the accompanying consolidated statement of operations. Operating expenses of $309,374 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2016.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such commencing with the taxable year ended December 31, 2016. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent we distribute qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
The Company follows the income tax guidance under GAAP to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expect to take on a tax return. As of December 31, 2016 and 2015, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company expects to establish valuation allowances, primarily in connection with a net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for all tax years through December 31, 2016. As of December 31, 2016, the Company’s tax return for calendar year 2015 remains subject to examination by major tax jurisdictions.
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
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding but does have multiple classes of common stock with different dividend rates and an unvested portion of restricted Class A common stock. Earnings attributable to the unvested restricted Class A common stock are deducted from earnings in the computation of per share amounts where applicable.
Segment Disclosure
The Company has determined that it has one reportable segment with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard; however, the Company does not expect its adoption to have a material impact on the consolidated financial statements, as rental income from leasing arrangements is specifically excluded from the standard.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the process of evaluating the impact of this ASU on its leases and based on the preliminary results of its evaluation, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because the Company’s leases span a period of 12 months or less. Additionally, the Company acts as the lessor in all of its existing lease arrangements and under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The Company plans to complete its assessment process by the end of the fourth quarter of 2017 and plans to adopt this ASU on January 1, 2019.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption during the year ended December 31, 2016, the Company did not experience a material impact from adopting this new guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3.          Real Estate
As of December 31, 2016, the Company owned three multifamily properties, comprised of a total of 632 apartment homes. The total acquisition price of the Company’s real estate portfolio was $99,425,000. As of December 31, 2016, the Company’s portfolio was approximately 95.9% occupied and the average monthly rent was $1,163.
Current Year Acquisitions
During the year ended December 31, 2016, the Company acquired the following properties:

				Purchase Price Allocation(1)
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$892,666	$6,431,831	$200,503	$7,525,000
Bristol Village Apartments	Aurora, CO	11/17/2016	240	4,234,471	42,254,794	910,735	47,400,000
Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	6,892,366	36,618,528	989,106	44,500,000
			632	$12,019,503	$85,305,153	$2,100,344	$99,425,000
_________

(1)	Purchase price allocations are preliminary and subject to change during the first twelve months of ownership in accordance with ASC 805, Business Combinations.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

As of December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$12,019,503	$85,653,391	$1,899,841	$99,572,735
Less: Accumulated depreciation and amortization	—	(357,649)	(267,583)	(625,232)
Net investments in real estate and related lease intangibles	$12,019,503	$85,295,742	$1,632,258	$98,947,503
Depreciation and amortization expense was $825,735 and $0 for the year ended December 31, 2016 and for the period from July 29, 2015 (inception) to December 31, 2015, respectively.
Depreciation of the Company’s buildings and improvements was $357,649 and $0 for the year ended December 31, 2016 and for the period from July 29, 2015 (inception) to December 31, 2015, respectively.
Amortization of the Company’s tenant origination and absorption costs was $468,086 and $0 for the year ended December 31, 2016 and for the period from July 29, 2015 (inception) to December 31, 2015. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of December 31, 2016, the Company’s real estate portfolio comprised 632 residential units and was 97.5% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $252,387 and $0 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2015, there were no other assets. As of December 31, 2016, other assets consisted of:

December 31, 2016
Prepaid expenses	$113,150
Interest rate cap agreements	413,131
Escrow deposits for pending real estate acquisitions	650,100
Other deposits	54,385
Other assets	$1,230,766

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2016. There were no mortgage notes payable, net as of December 31, 2015.

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 1/1/2027	1-Mo LIBOR + 2.31%	1-Mo LIBOR + 2.52%	3.20%	$72,426,000
Mortgage note payable, gross	3				3.20%	72,426,000
Deferred financing costs, net(2)						(409,067)
Mortgage note payable, net						$72,016,933
_________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of December 31, 2016 was $6,931.

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2016:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt(1)	$72,426,000	$—	$—	$53,989	$107,977	$107,977	$72,156,057
__________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of December 31, 2016, the Company is in compliance with all debt covenants.
For the year ended December 31, 2016, the Company incurred interest expense of $281,031. Interest expense for the year ended December 31, 2016 includes amortization of deferred financing costs of $6,931 and net unrealized losses from the change in fair value of interest rate cap agreements of $24,989. The Company incurred no interest expense for the period from July 29, 2015 (inception) to December 31, 2015.
Interest expense of $107,393 and $0 was payable as of December 31, 2016 and 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
At December 31, 2016, the weighted-average interest rate of the Company’s mortgage notes payable was 3.20%.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.
The following table reflects information regarding the Public Offering from inception through December 31, 2016:

	December 31, 2016
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	1,222,966	98,804	885,351	2,207,121
Shares of common stock issued - DRP	8,214	239	4,083	12,536
Total shares of common stock issued - Public Offering	1,231,180	99,043	889,434	2,219,657
Gross offering proceeds - Primary Offering	$30,004,022	$2,223,100	$21,080,213	$53,307,335
Gross offering proceeds - DRP	195,085	5,374	92,359	292,818
Total offering proceeds - Public Offering	$30,199,107	$2,228,474	$21,172,572	$53,600,153
Offering costs before distribution and shareholder servicing fees				(6,964,690)
Offering proceeds net of offering costs				$46,635,463
Offering proceeds include $98,443 and $0 of amounts due from the Company’s transfer agent as of December 31, 2016 and 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the Company issued 795 shares, 435 shares, 435 shares and 575 of Class A common stock, respectively, to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $56,000 for the year ended December 31, 2016 for compensation expense related to the issuance of common stock to the Company’s independent directors.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
The issuance and vesting activity for the year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering is as follows:

Year Ended December 31, 2016
Nonvested shares at the beginning of the year	—
Granted shares	6,000
Vested shares	(1,500)
Nonvested shares at the end of the year	4,500
Included in general and administrative expenses is $61,071 for the year ended December 31, 2016 for compensation expense related to the issuance of restricted common stock. As of December 31, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $88,929. The weighted average remaining term of the restricted common stock was 1.37 years as of December 31, 2016. As of December 31, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
The Company’s board of directors will determine an estimated value per share of its common stock based on valuations by independent third-party appraisers or qualified valuation experts no later than 150 days following the second anniversary of

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

breaking escrow in its Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.
Prior to the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program is as follows:

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
Following the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(2)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Lesser of Purchase Price or Estimated Value per Share
2 years	95.0% of the Lesser of Purchase Price or Estimated Value per Share
3 years	97.5% of the Lesser of Purchase Price or Estimated Value per Share
4 years	100.0% of the Lesser of Purchase Price or Estimated Value per Share
In the event of a stockholder’s death or disability	Average Issue Price for Shares(3)
_______________
(1)  As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.
(2) For purposes of the share repurchase program, until the day the Company publicly discloses a new estimated value per share, the purchase price for shares purchased under the share repurchase program will equal, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share will be determined by the Company’s board of directors, based on periodic valuations by independent third-party appraisers or qualified independent valuation experts selected by the Advisor.
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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
The Company intends to elect to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that began to accrue on May 19, 2016 at a rate of $0.004098 and $0.003366 per day for each share of the Company’s Class A common stock and Class T common stock, respectively. The

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Company’s board of directors also approved a cash distribution that began to accrue on August 2, 2016 at a rate of $0.00368852 per day for each share of the Company’s Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67% and $0.00393443 per day for each share of the Company’s Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
The following table reflects distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	10,929	369	6,305	17,603
DRP distributions declared (value)	$259,569	$8,316	$142,611	$410,496
Cash distributions declared	300,758	19,681	89,765	410,204
Total distributions declared	$560,327	$27,997	$232,376	$820,700

DRP distributions paid (in shares)	8,214	239	4,083	12,536
DRP distributions paid (value)	$195,085	$5,374	$92,359	$292,818
Cash distributions paid	216,868	11,811	57,945	286,624
Total distributions paid	$411,953	$17,185	$150,304	$579,442
As of December 31, 2016, $241,258 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $148,374, $10,812 and $82,072 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $64,484, $2,942 and $50,252 or 2,715, 131 and 2,222 shares of Class A common stock, Class R common stock and Class T common stock are attributable to the DRP, respectively. There were no distributions payable as of December 31, 2015.
As reflected in the table above, for year ended December 31, 2016, the Company paid total distributions of $579,442 for the year ended December 31, 2016, which related to distributions declared for each day in the period from May 19, 2016 through November 30, 2016, respectively.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments) as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates incurred for the year ended December 31, 2016 are as follows:

Incurred For The Year Ended December 31, 2016
Consolidated Statement of Operations:
Expensed
Organization costs(1)	$26,980
Investment management fees(2)	60,452
Acquisition fees(2)	2,099,801
Acquisition expenses(3)	572,722
Property management:
Fees(2)	47,884
Reimbursement of onsite personnel(4)	157,121
Other fees(2)	12,915
Other fees - G&A(1)	1,463
Other operating expenses(1)	861,164
Consolidated Balance Sheets:
Prepaid insurance deductible account(5)	1,014
Property escrow deposits(6)	234,000
Capitalized
Construction management:
Fees(7)	14,163
Reimbursements of labor costs(7)	494
Additional paid-in capital
Other offering costs reimbursement	3,329,974
Selling commissions:
Class A	1,635,300
Class T	632,407
Dealer manager fees:
Class A	840,004
Class T	527,005
Distribution and shareholder servicing fee:
Class R(8)	55,821
Class T(8)	948,609
$12,059,293
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statement of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statement of operations.

(3)	Included in acquisition costs in the accompanying consolidated statement of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statement of operations.

(5)	Included in other assets in the accompanying consolidated balance sheets.

(6)	Escrow deposit paid on behalf of the Company by an affiliate of the Advisor in connection with the acquisition of Carriage House Apartment Homes.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.
Amounts attributable to the Advisor and its affiliates paid for the year ended December 31, 2016 are as follows:

Paid During The Year Ended December 31, 2016
Consolidated Statement of Operations:
Expensed
Organization costs	$26,980
Investment management fees	20,402
Acquisition fees	1,150,670
Acquisition expenses	516,531
Property management:
Fees	23,117
Reimbursement of onsite personnel	135,956
Other fees	11,469
Other fees - G&A	1,463
Other operating expenses	551,790
Consolidated Balance Sheets:
Prepaid insurance deductible account	2,028
Property escrow deposits	234,000
Capitalized
Construction management:
Fees	12,828
Reimbursements of labor costs	482
Additional paid-in capital
Other offering costs reimbursement	1,713,487
Selling commissions:
Class A	1,635,300
Class T	632,407
Dealer manager fees:
Class A	840,004
Class T	527,005
Distribution and shareholder servicing fee:
Class R	—
Class T	32,655
$8,068,574

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Amounts outstanding to the Advisor and its affiliates that are payable (prepaid) as of December 31, 2016, are as follows:

Payable (Prepaid) as of December 31, 2016
Consolidated Statement of Operations:
Expensed
Investment management fees	$40,050
Acquisition fees	949,131
Acquisition expenses	56,191
Property management:
Fees	24,767
Reimbursement of onsite personnel	21,165
Other fees	1,446
Other operating expenses	309,374
Consolidated Balance Sheets:
Prepaid insurance deductible account	(1,014)
Capitalized
Construction management:
Fees	1,335
Reimbursements of labor costs	12
Additional paid-in capital
Other offering costs reimbursement	1,616,487
Distribution and shareholder servicing fee:
Class R	55,821
Class T	915,954
$3,990,719
Organization and Offering Costs
Organization and offering expenses include all expenses (other than underwriting compensation such as sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company does not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of FINRA.
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. As of December 31, 2016 and 2015, the Advisor had incurred $264,245 and $0, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2016 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$53,307,335	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$7,996,100	15.00%

O&O expenses recorded:
Sales commissions	$2,267,707	4.25%
Broker dealer fees(1)	1,367,009	2.56%
Distribution and shareholder servicing fees(2)	1,004,430	1.89%
Offering cost reimbursements	3,329,974	6.25%
Organizational costs reimbursements	26,980	0.05%
Total O&O cost reimbursements recorded by the Company	$7,996,100	15.00%
_____________________

(1)	Includes $503,654 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fee for Class R shares and Class T shares of 0.27% and 1.125% of the purchase price per share (or, once reported, the amount of the Company’s estimated value per share) sold in the Public Offering, respectively. From inception through December 31, 2016, the distribution and shareholder servicing fee incurred with respect to Class R shares and Class T shares was $55,821 and $948,609, respectively.

When recognized, organization costs are expensed as incurred. From inception through December 31, 2016, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the year ended December 31, 2016 and during the period from inception through December 31, 2016 the Advisor incurred $11,114,533 of offering costs related to the Public Offering, of which $6,759,983 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $1,616,487 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively. The deferred offering costs of $6,759,983 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 10% limitation described above.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the value of the Company’s investments in properties and real estate-related assets until the aggregate value of the Company’s investments in properties and real estate-related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of the Company’s investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of the Company’s investments in properties will equal their costs, until the investments are valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Loan Coordination Fee
Subject to the Advisor providing a substantial amount of services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to refinance properties or other permitted investments or financing in connection with a recapitalization of the Company and subject to a determination by the Company’s independent directors, the Company pays the Advisor a loan coordination fee equal to 0.75% of the amount available under such financing.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at December 31, 2016 ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement) in addition to an incentive management fee equal to 1% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination
Construction Management Fees
The Company has entered into construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”) for construction management or construction oversight services rendered in connection with capital improvements and renovation or value-enhancement projects. The fees for such services with respect to the property under the Construction Management Agreement is equal to 6.0% of the total cost of the work done; provided, however, that such fees shall only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

The Company also reimburses the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.
Prepaid Insurance Deductible Account
The Company deposits with an affiliate of the Sponsor moneys to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all multifamily properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
The Company will first test the 2%/25% Limitation at June 30, 2017, the end of the fourth fiscal quarter following the fiscal quarter in which the Company acquired its first investment. For the year ended December 31, 2016, the Advisor and its affiliates incurred $861,164 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $604,305, none of which were in excess of the 2%/25% Limitation and are included in the $1,426,575 of general and administrative expenses recognized by the Company. As of December 31, 2016, the Company’s total operating expenses were 0.86% of its average invested assets and 17.50% of its net loss.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire Company, as determined by a majority of the Company’s independent directors, the Advisor or its affiliates will earn a disposition fee equal to (1) 1.5% of the sales price of each property or real estate-related asset sold or (2) 1.0%, which may be increased to 1.5% in the sole discretion of the Company’s independent directors, of the total consideration paid in connection with the sale of the Company. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code.
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2016 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2016.
Sales Commissions
The Company pays the Dealer Manager 7.0% of gross offering proceeds from the sale of Class A shares in the Primary Offering and 3.0% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions are paid for sales of Class R shares or for sales pursuant to the Company’s DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Primary Offering on a per class basis.
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
The Company will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class R stockholder) with respect to a Class R share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class R share would be in excess of 10% of the total gross investment amount at the time of purchase of such Class R share in the Primary Offering; (3) the date on which such Class R share is repurchased by the Company; and (4) the listing of the Company’s shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets.
The Company will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the sixth anniversary of the last day of the fiscal quarter in which the Public Offering (excluding the DRP) terminates; (3) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (4) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (5) the date on which such Class T share is repurchased by the Company; (6) the date on which the holder of such Class T share or its agent notifies the Company or the Company’s agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; and (7) the listing of the Company’s shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets. The Company cannot predict if or when this will occur. The dealer manager will

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

reallow 88.89% of the ongoing distribution and shareholder servicing fee (i.e., 1% of the 1.125%) to the participating dealer who provides the ongoing services with respect to the Class T share.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

8.          Long Term Incentive Award Plan and Independent Director Compensation
The Company has adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of our common stock on the date of grant. As of December 31, 2016, no awards were issued or outstanding other than awards granted to independent directors in connection with the Company raising $2,000,000 in the Public Offering as further discussed below.
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
On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $61,071 for the year ended December 31, 2016 related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $241,000 for the year ended December 31, 2016 related to the independent directors’ annual compensation and the value of shares issued for annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2016, $51,875 is included in accounts payable and accrued liabilities and $56,000 is included in additional paid-in capital on the consolidated balance sheets.
9.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Denver, Colorado and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
Legal Matters
From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition nor is the Company aware of any such legal proceedings contemplated by government agencies.
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2016:

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	3	$72,426,000	0.77%	2.70%	$413,131
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the year ended December 31, 2016 resulted in an unrealized loss of $24,989. During the year ended December 31, 2016, the Company acquired interest rate cap agreements of $438,120. The fair value of the interest rate cap agreements of $413,131 as of December 31, 2016 is included in other assets on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the year ended December 31, 2016. The Company acquired three properties during the year ended December 31, 2016. These properties contributed $1,264,906 of revenues and $969,543 of net loss, including $825,735 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2016. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2016	2015
Revenues	$9,068,309	$9,068,309
Net loss	$(10,548,934)	$(12,094,696)
Net loss attributable to noncontrolling interest	$(100)	$(100)
Net loss attributable to common stockholders	$(10,548,834)	$(12,094,596)

Net loss per Class A share:
Net loss attributable to Class A common stockholders - basic and diluted	$(6,775,391)	$(7,768,215)
Weighted average number of Class A common shares outstanding - basic and diluted	374,595	374,595
Net loss per Class A common share - basic and diluted	(22.14)	(24.79)
Net loss per Class R share:
Net loss attributable to Class R common stockholders - basic and diluted	$(354,281)	$(406,195)
Weighted average number of Class R common shares outstanding - basic and diluted	19,587	19,587
Net loss per Class R common share - basic and diluted	(21.38)	(24.03)
Net loss per Class T share:
Net loss attributable to Class T common stockholders - basic and diluted	$(3,419,162)	$(3,920,186)
Weighted average number of Class T common shares outstanding - basic and diluted	189,037	189,037
Net loss per Class T common share - basic and diluted	(21.18)	(23.83)
The pro forma information reflects adjustments for actual revenues and expenses of the property acquired during the year ended December 31, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the year ended December 31, 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$—	$144,746	$292,501	$827,659
Net loss	(75,895)	(799,048)	(502,350)	(3,543,419)
Net loss attributable to noncontrolling interest	(1)	(99)	—	—
Net loss attributable to common stockholders	(75,894)	(798,949)	(502,350)	(3,543,419)

Net loss attributable to Class A common stockholders — basic and diluted	(75,894)	(783,830)	(360,526)	(2,120,093)
Loss per Class A common share — basic and diluted	(9.48)	(11.25)	(0.81)	(2.14)
Distributions declared per Class A common share	—	0.176	0.377	0.377

Net loss attributable to Class R common stockholders — basic and diluted	—	—	(5,428)	(154,339)
Net loss per Class R common share — basic and diluted	—	—	(0.86)	(2.15)
Distributions declared per Class R common share	—	—	0.236	0.362

Net loss attributable to Class T common stockholders— basic and diluted	—	(15,119)	(136,396)	(1,268,987)
Net loss per Class T common share — basic and diluted	—	(11.24)	(0.89)	(2.21)
Distributions declared per Class T common share	—	0.145	0.309	0.310
13.          Subsequent Events
Status of Our Offering
As of March 10, 2017, the Company had sold 1,608,943, 140,757 and 1,337,185 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $39,541,024, $3,167,273 and $31,824,135, or an aggregate amount of $74,532,432, including 16,911, 724 and 11,974 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $401,646, $16,523 and $270,861, respectively.
Distributions Paid
Class A
On January 3, 2017, the Company paid distributions of $148,374, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $83,890 and $64,484 in shares issued pursuant to the DRP.
On February 1, 2017, the Company paid distributions of $168,661, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $97,287 and $71,374 in shares issued pursuant to the DRP.
On March 1, 2017, the Company paid distributions of $172,852, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $102,109 and $70,743 in shares issued pursuant to the DRP.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Class R
On January 3, 2017, the Company paid distributions of $10,812, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $7,870 and $2,942 in shares issued pursuant to the DRP.
On February 1, 2017, the Company paid distributions of $13,171, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $9,365 and $3,806 in shares issued pursuant to the DRP.
On March 1, 2017, the Company paid distributions of $763 and $12,503, subject to an annual distribution and shareholder servicing fee of 0.67% and 0.27%, respectively, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $209 and $10,662, subject to an annual distribution and shareholder servicing fee of 0.67% and 0.27%, respectively, and $554 and $1,841 in shares issued pursuant to the DRP, subject to an annual distribution and shareholder servicing fee of 0.67% and 0.27%, respectively.
Class T
On January 3, 2017, the Company paid distributions of $82,072, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $31,820 and $50,252 in shares issued pursuant to the DRP.
On February 1, 2017, the Company paid distributions of $102,108, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $40,157 and $61,951 in shares issued pursuant to the DRP.
On March 1, 2017, the Company paid distributions of $108,735, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $42,469 and $66,266 in shares issued pursuant to the DRP.
Acquisition of Reflections on Sweetwater
On January 12, 2017, the Company acquired a fee simple interest in Reflections on Sweetwater Apartments (the “Sweetwater Property”) located in Lawrenceville, Georgia, for a purchase price of $32,400,000, exclusive of closing costs. The Company financed the acquisition of the Sweetwater Property with (1) proceeds from its Public Offering and (2) the proceeds of a secured loan in the aggregate principal amount of $23,000,000 from a financial institution. The Sweetwater Property consists of 11 three-and four-story apartment buildings, a leasing office, fitness center, clubhouse, business center, detached garage parking and a car wash station. The Sweetwater Property contains 280 apartment homes consisting of 142 one-bedroom apartments, 118 two-bedroom apartments and 20 three-bedroom apartments that average 933 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Advisory Agreement Renewal
On January 3, 2017, the Company entered into Amendment No. 1 to the Advisory Agreement, which is effective on February 5, 2017, to renew the term of the Advisory Agreement for an additional one year term ending February 5, 2018.

STEADFAST APARTMENT REIT III, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

				Initial Cost of Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total(3)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carriage House Apartment Homes	Gurnee, IL	100%	$5,647,520	$892,666	$6,632,334	$7,525,000	$306,334	$892,666	$6,738,165	$7,630,831	$(159,428)	1970	5/19/2016
Bristol Village Apartments	Aurora, CO	100%	34,843,179	4,234,471	43,165,529	47,400,000	41,904	4,234,471	43,207,433	47,441,904	(409,879)	2003	11/17/2016
Canyon Resort at Great Hills Apartments	Austin, TX	100%	31,526,234	6,892,366	37,607,634	44,500,000	—	6,892,366	37,607,634	44,500,000	(55,925)	1997	12/29/2016
			$72,016,933	$12,019,503	$87,405,497	$99,425,000	$348,238	$12,019,503	$87,553,232	$99,572,735	$(625,232)
______________
(1) Encumbrances are net of deferred financing costs associated with the loans for each individual property listed above.
(2) Building and improvements include tenant origination and absorption costs.
(3) The aggregate cost of real estate for federal income tax purposes was $102.4 million (unaudited) as of December 31, 2016.
A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2016:

Real Estate:	2016
Balance at the beginning of the year	$—
Acquisitions	99,425,000
Improvements	348,238
Write-off of fully depreciated and amortized assets	(200,503)
Balance at the end of the year	$99,572,735

Accumulated depreciation:
Balance at the beginning of the year	$—
Depreciation expense	825,735
Write-off of fully depreciated and amortized assets	(200,503)
Balance at the end of the year	$625,232

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 16, 2017.

Steadfast Apartment REIT III, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(Principal Executive Officer)	March 16, 2017

/s/ Kevin J. Keating	Treasurer	March 16, 2017
Kevin J. Keating	(Principal Financial Officer and Accounting Officer)

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 16, 2017

/s/ Stephen R. Bowie	Director
Stephen R. Bowie		March 16, 2017

/s/ Ned W. Brines	Director
Ned W. Brines		March 16, 2017

Director
Janice M. Munemitsu		March 16, 2017