Form 10-Q
period 2017-03-31
Steadfast Apartment REIT III, Inc.
filed 2017-05-11
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number 000-55772
STEADFAST APARTMENT REIT III, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-4871012
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18100 Von Karman Avenue, Suite 500
Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)
 (949) 852-0700
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2017, there were 2,029,380 shares of the Registrant’s Class A common stock issued and outstanding, 168,962 shares of the Registrant’s Class R common stock issued and outstanding and 1,624,033 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$17,060,878	$12,019,503
Building and improvements	113,467,321	85,653,391
Tenant origination and absorption costs	2,775,043	1,899,841
Total real estate, cost	133,303,242	99,572,735
Less accumulated depreciation and amortization	(2,986,179)	(625,232)
Total real estate, net	130,317,063	98,947,503
Cash and cash equivalents	27,291,059	16,389,888
Restricted cash	1,134,023	752,311
Rents and other receivables	419,304	127,933
Other assets	493,952	1,230,766
Total assets	$159,655,401	$117,448,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,849,224	$991,685
Mortgage notes payable, net	94,800,511	72,016,933
Distributions payable	373,903	241,258
Due to affiliates	2,345,502	3,991,733
Total liabilities	99,369,140	77,241,609
Commitments and contingencies (Note 9)
Redeemable common stock	688,629	292,818
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 1,771,511 and 1,247,420 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17,715	12,474
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 144,526 and 99,043 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,445	990
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 1,454,628 and 889,434 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	14,546	8,894
Additional paid-in capital	68,580,261	45,632,928
Cumulative distributions and net losses	(9,016,335)	(5,741,312)
Total stockholders’ equity	59,597,632	39,913,974
Total liabilities and stockholders’ equity	$159,655,401	$117,448,401

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$2,796,716	$—
Tenant reimbursements and other	318,999	—
Total revenues	3,115,715	—
Expenses:
Operating, maintenance and management	705,204	—
Real estate taxes and insurance	481,455	—
Fees to affiliates	284,152	—
Depreciation and amortization	2,360,947	—
Interest expense	978,486	—
General and administrative expenses	627,862	75,895
Total expenses	5,438,106	75,895
Net loss	(2,322,391)	(75,895)
Net loss attributable to noncontrolling interest	—	(1)
Net loss attributable to common stockholders	$(2,322,391)	$(75,894)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,236,453)	$(75,894)
Net loss per Class A common share — basic and diluted	$(0.81)	$(9.48)
Weighted average number of Class A common shares outstanding — basic and diluted	1,489,414	8,009
Distributions declared per Class A common share	$0.370	$—

Net loss attributable to Class R common stockholders — basic and diluted	$(118,117)	$—
Net loss per Class R common share — basic and diluted	$(0.81)	$—
Weighted average number of Class R common shares outstanding — basic and diluted	128,807	—
Distributions declared per Class R common share	$0.353	$—

Net loss attributable to Class T common stockholders— basic and diluted	$(967,821)	$—
Net loss per Class T common share — basic and diluted	$(0.87)	$—
Weighted average number of Class T common shares outstanding — basic and diluted	1,165,823	—
Distributions declared per Class T common share	$0.304	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2017 (Unaudited)

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	8,000	$80	—	$—	—	$—	$199,920	$—	$200,000	$—	$200,000
Issuance of common stock	1,239,420	12,394	99,043	990	889,434	8,894	53,633,875	—	53,656,153	—	53,656,153
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,639,146)	—	(4,639,146)	—	(4,639,146)
Transfers to redeemable common stock	—	—	—	—	—	—	(292,818)	—	(292,818)	—	(292,818)
Other offering costs to affiliates	—	—	—	—	—	—	(3,329,974)	—	(3,329,974)	—	(3,329,974)
Distributions declared	—	—	—	—	—	—	—	(820,700)	(820,700)	—	(820,700)
Amortization of stock-based compensation	—	—	—	—	—	—	61,071	—	61,071	—	61,071
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	(4,920,612)	(4,920,612)	(100)	(4,920,712)
BALANCE, December 31, 2016	1,247,420	12,474	99,043	990	889,434	8,894	45,632,928	(5,741,312)	39,913,974	—	39,913,974
Issuance of common stock	524,091	5,241	45,483	455	565,194	5,652	27,382,614	—	27,393,962	—	27,393,962
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(2,489,331)	—	(2,489,331)	—	(2,489,331)
Transfers to redeemable common stock	—	—	—	—	—	—	(395,811)	—	(395,811)	—	(395,811)
Other offering costs to affiliates	—	—	—	—	—	—	(1,559,361)	—	(1,559,361)	—	(1,559,361)
Distributions declared	—	—	—	—	—	—	—	(952,632)	(952,632)	—	(952,632)
Amortization of stock-based compensation	—	—	—	—	—	—	9,222	—	9,222	—	9,222
Net loss	—	—	—	—	—	—	—	(2,322,391)	(2,322,391)	—	(2,322,391)
BALANCE, March 31, 2017	1,771,511	$17,715	144,526	$1,445	1,454,628	$14,546	$68,580,261	$(9,016,335)	$59,597,632	$—	$59,597,632

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,322,391)	$(75,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,360,947	—
Amortization of deferred financing costs	13,684	—
Amortization of stock-based compensation	9,222	—
Amortization of stock-based annual compensation and meeting fees	6,875	19,875
Change in fair value of interest rate cap agreements	221,694	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(339,976)	—
Rents and other receivables	(113,347)	—
Other assets	(3,730)	—
Accounts payable and accrued liabilities	848,738	1,601
Due to affiliates	(1,219,546)	54,404
Net cash used in operating activities	(537,830)	(15)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(32,638,237)	—
Additions to real estate investments	(425,048)	—
Restricted cash for investing activities	(41,736)	—
Purchase of interest rate cap agreements	(131,250)	—
Cash used in investing activities	(33,236,271)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	23,000,000	—
Contributions from noncontrolling interest	—	100
Proceeds from issuance of Class A common stock	12,624,288	—
Proceeds from issuance of Class R common stock	1,012,468	—
Proceeds from issuance of Class T common stock	13,176,496	—
Payments of commissions on sale of common stock and related dealer manager fees	(1,907,007)	—
Reimbursement of other offering costs to affiliates	(2,576,691)	—
Payment of deferred financing costs	(230,106)	—
Distributions to common stockholders	(424,176)	—
Net cash provided by financing activities	44,675,272	100
Net increase in cash and cash equivalents	10,901,171	85
Cash and cash equivalents, beginning of period	16,389,888	200,000
Cash and cash equivalents, end of period	$27,291,059	$200,085

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$585,761	$—
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$132,645	$—
Application of escrow deposits to acquire real estate	$650,100	$—
Increase in amounts receivable from transfer agent for Class A common stock	$86,170	$—
Increase in amounts receivable from transfer agent for Class T common stock	$91,854	$—
Decrease in amounts payable to affiliates for other offering costs	$(1,017,330)	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$395,811	$—
Increase in redeemable common stock	$395,811	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$8,801	$—
Increase in due to affiliates from additions to real estate investments	$8,321	$—
Increase in due to affiliates from distribution and shareholder servicing fee	$582,324	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that intends to elect to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2016. On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on July 29, 2015. The Company is the sole general partner of the Operating Partnership, and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into an Amended and Restated Agreement of Limited Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of March 31, 2017, the Company owned four multifamily properties comprising a total of 912 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On February 5, 2016, the Company commenced its initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public in the primary offering (“Primary Offering”). The Company initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to $300,000,000 in shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of March 31, 2017, the Company had sold 1,754,996 shares of Class A common stock, 144,526 shares of Class R common stock and 1,454,628 shares of Class T common stock in the Public Offering for gross proceeds of $43,115,002, $3,251,848 and $34,620,390, respectively, and $80,987,240 in the aggregate, including 16,864 shares of Class A common stock, 723 shares of Class R common stock and 12,017 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $400,523, $16,279 and $271,828, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
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
The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the Operating Partnership.
The Company commenced its real estate operations on May 19, 2016, upon acquiring a fee simple interest in Carriage House Apartment Homes, a multifamily property located in Gurnee, Illinois.
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, other than Accounting Standards Update (“ASU”) 2017-01, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the consolidated variable interest entity (“VIE”) that the Company controls and of which the Company is the primary beneficiary, and the Operating Partnership’s subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Operating Partnership is a VIE as the limited partner lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Interest rate cap agreements - The Company has entered into certain interest rate cap agreements. These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$322,687	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$413,131	$—

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates, distributions payable and mortgage notes payable, net.
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2017 and December 31, 2016, the fair value of the mortgage notes payable, net was $97,285,616 and $72,128,601, respectively, compared to the carrying value of $94,800,511 and $72,016,933, respectively.
Distribution Policy
The Company intends to elect to be taxed as a REIT and operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a dividend to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a dividend to the holders of Class R shares which began to accrue on August 2, 2016. Distributions declared during the year ended December 31, 2016 were based on daily

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

record dates and calculated at a rate of $0.004098 per Class A share per day, $0.00393443 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27% and $0.003366 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%.
Distributions declared during the three months ended March 31, 2017 were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%. Each day during the period from May 19, 2016 to March 31, 2017 was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to March 31, 2017 was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2017, the Company declared distributions totaling $0.370 per Class A share of common stock, $0.353 per Class R share of common stock and $0.304 per Class T share of common stock.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding for each class of shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding but does have multiple classes of common stock with different dividend rates and an unvested portion of restricted Class A common stock. Earnings attributable to the unvested restricted Class A common stock are deducted from earnings in the computation of per share amounts where applicable.
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
March 31, 2017
(unaudited)

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption during the three months ended March 31, 2017, the Company capitalized $888,338 of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

acquisition fees and expenses on the consolidated balance sheet as of March 31, 2017 related to the January 12, 2017 acquisition of Reflections on Sweetwater Apartments. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of this guidance. Upon adoption of this guidance, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
3.          Real Estate
As of March 31, 2017, the Company owned four multifamily properties, comprised of a total of 912 apartment homes. The total acquisition price of the Company’s real estate portfolio was $132,713,337. As of March 31, 2017 and December 31, 2016, the Company’s portfolio was approximately 93.9% and 95.9% occupied and the average monthly rent was $1,116 and $1,163, respectively.
Current Year Acquisitions
During the three months ended March 31, 2017, the Company acquired the following property:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	$5,041,375	$27,371,760	$875,202	$33,288,337
			280	$5,041,375	$27,371,760	$875,202	$33,288,337
As of March 31, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$17,060,878	$113,467,321	$2,775,043	$133,303,242
Less: Accumulated depreciation and amortization	—	(1,389,237)	(1,596,942)	(2,986,179)
Net investments in real estate and related lease intangibles	$17,060,878	$112,078,084	$1,178,101	$130,317,063

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$12,019,503	$85,653,391	$1,899,841	$99,572,735
Less: Accumulated depreciation and amortization	—	(357,649)	(267,583)	(625,232)
Net investments in real estate and related lease intangibles	$12,019,503	$85,295,742	$1,632,258	$98,947,503
Depreciation and amortization expense was $2,360,947 and $0 for the three months ended March 31, 2017 and 2016, respectively.
Depreciation of the Company’s buildings and improvements was $1,031,588 and $0 for the three months ended March 31, 2017 and 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $1,329,359 and $0 for the three months ended March 31, 2017 and 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of March 31, 2017, the Company’s real estate portfolio comprised 912 apartment homes and was 97.2% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $324,166 and $252,387 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of March 31, 2017 and December 31, 2016, other assets consisted of:

	March 31, 2017	December 31, 2016
Prepaid expenses	$79,231	$113,150
Interest rate cap agreements	322,687	413,131
Escrow deposits for pending real estate acquisitions	—	650,100
Other deposits	92,034	54,385
Other assets	$493,952	$1,230,766

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2017 and December 31, 2016.

	March 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	6/1/2026 - 2/1/2027	1-Mo LIBOR + 2.31%	1-Mo LIBOR + 2.52%	3.42%	$95,426,000
Mortgage notes payable, gross	4				3.42%	95,426,000
Deferred financing costs, net(2)						(625,489)
Mortgage notes payable, net						$94,800,511

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 1/1/2027	1-Mo LIBOR + 2.31%	1-Mo LIBOR + 2.52%	3.20%	$72,426,000
Mortgage notes payable, gross	3				3.20%	72,426,000
Deferred financing costs, net(2)						(409,067)
Mortgage notes payable, net						$72,016,933
_________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of March 31, 2017 and December 31, 2016 was $20,615 and $6,931, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt(1)	$95,426,000	$—	$—	$53,989	$107,977	$107,977	$95,156,057
__________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of March 31, 2017, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2017, the Company incurred interest expense of $978,486. Interest expense for the three months ended March 31, 2017 includes amortization of deferred financing costs of $13,684 and net unrealized losses from the change in fair value of interest rate cap agreements of $221,694. The Company incurred no interest expense for the three months ended March 31, 2016.
Interest expense of $264,740 and $107,393 was payable as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
6.         Stockholders’ Equity
 General
Under the Second Articles of Amendment and Restatement (as amended, the “Charter”), the total number of shares of capital stock authorized for issuance is 1,300,000,000 shares, consisting of 1,200,000,000 shares of common stock, $0.01 par value per share, of which 480,000,000 shares are classified as Class A common stock, 240,000,000 shares are classified as Class R common stock and 480,000,000 shares are classified as Class T common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that it has authority to issue.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor. The following table reflects information regarding the Public Offering from inception through March 31, 2017:

	March 31, 2017
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	1,738,132	143,803	1,442,611	3,324,546
Shares of common stock issued - DRP	16,864	723	12,017	29,604
Total shares of common stock issued - Public Offering	1,754,996	144,526	1,454,628	3,354,150
Gross offering proceeds - Primary Offering	$42,714,479	$3,235,569	$34,348,562	$80,298,610
Gross offering proceeds - DRP	400,523	16,279	271,828	688,630
Total offering proceeds - Public Offering	$43,115,002	$3,251,848	$34,620,390	$80,987,240
Offering costs, before distribution and shareholder servicing fees				(10,366,234)
Offering proceeds, net of offering costs				$70,621,006
Offering proceeds include $276,467 and $98,443 of amounts due from the Company’s transfer agent as of March 31, 2017 and December 31, 2016, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On March 31, 2017 and 2016, the Company issued 275 shares and 795 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $6,875 and $19,875 for the three months ended March 31, 2017 and 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
On May 16, 2016, the Company granted 2,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with the Company raising $2,000,000 in the Public Offering. Pursuant to the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan (defined below), the Company will grant 2,000 shares of restricted Class A common stock to each subsequent independent director that joins the Company’s board of directors. In addition, the Company will grant 1,000 shares of restricted Class A common stock to each independent director pursuant to the Company’s independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The issuance and vesting activity for the three months ended March 31, 2017 and year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering is as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Nonvested shares at the beginning of the year	4,500	—
Granted shares	—	6,000
Vested shares	—	(1,500)
Nonvested shares at the end of the period	4,500	4,500
Included in general and administrative expenses is $9,222 and $0 for the three months ended March 31, 2017 and 2016 for compensation expense related to the issuance of restricted common stock. As of March 31, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $79,707. The weighted average remaining term of the restricted common stock was 1.13 years as of March 31, 2017. As of March 31, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2017
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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

business days prior to the Repurchase Date. During the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.
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
March 31, 2017
(unaudited)

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
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.004110 and $0.003376 per day for each share of the Company’s Class A common stock and Class T common stock, respectively, during the three months ended March 31, 2017, which if paid each day over a 365-day period is equivalent to a 6.00% and 5.17% annualized distribution rate based on a purchase price of $25.00 and $23.81 per share of Class A and Class T common stock, respectively. The Company’s board of directors also approved a cash distribution that accrues at a rate of $0.00369863 per day for each share of the Company’s Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67% and $0.00394521 per day for each share of the Company’s Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%, which if paid each day over a 365-day period is equivalent to a 6.40% annualized distribution rate based on a purchase price of $22.50 per share of Class R share subject to an annual distribution and shareholder servicing fee 0.27%. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
There were no distributions declared or paid during the three months ended March 31, 2016. The following table reflects distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	9,532	560	9,573	19,665
DRP distributions declared (value)	$226,390	$12,606	$216,534	$455,530
Cash distributions declared	323,403	35,131	138,568	497,102
Total distributions declared	$549,793	$47,737	$355,102	$952,632

DRP distributions paid (in shares)	8,650	485	7,934	17,069
DRP distributions paid (value)	$205,438	$10,905	$179,468	$395,811
Cash distributions paid	280,169	29,582	114,425	424,176
Total distributions paid	$485,607	$40,487	$293,893	$819,987
As of March 31, 2017, $373,903 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $212,560, $18,062 and $143,281 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $85,436, $4,643 and $87,318 or 3,597, 206 and 3,860 shares of Class A common stock, Class R common stock and Class T common stock are attributable to the DRP, respectively.
As of December 31, 2016, $241,258 of distributions declared were payable and included in distributions payable in the accompanying consolidated balance sheets, which included $148,374, $10,812 and $82,072 of Class A common stock, Class R common stock and Class T common stock, respectively, of which $64,484, $2,942 and $50,252 or 2,715, 131 and 2,222 shares of Class A common stock, Class R common stock and Class T common stock are attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

As reflected in the table above, for three months ended March 31, 2017, the Company paid total distributions of $819,987 for the three months ended March 31, 2017, which related to distributions declared for each day in the period from December 1, 2016 through February 28, 2017.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2017 and 2016 and amounts outstanding to the Advisor and its affiliates as of March 31, 2017 and December 31, 2016 are as follows:

	Incurred For the Three Months Ended March 31,		Payable (Prepaid) as of
	2017	2016	March 31, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$173,979	$—	$10,370	$40,050
Property management:
Fees(1)	86,900	—	29,892	24,767
Reimbursement of onsite personnel(2)	243,802	—	56,540	21,165
Other fees(1)	23,273	—	3,445	1,446
Other fees - property operations(2)	2,225	—	—	—
Other fees - G&A(3)	1,275	—	—	—
Other operating expenses(3)	233,672	54,404	81,701	309,374
Consolidated Balance Sheets:
Prepaid insurance deductible account(4)	507	—	(507)	(1,014)
Capitalized
Acquisition fees(5)	699,412	—	—	949,131
Acquisition expenses(5)	157,563	—	629	56,191
Construction management:
Fees(6)	17,739	—	2,597	1,335
Reimbursements of labor costs(6)	36,627	—	7,072	12
Additional paid-in capital
Other offering costs reimbursement	1,559,361	—	599,157	1,616,487
Selling commissions:
Class A	731,354	—	—	—
Class T	398,051	—	—	—
Dealer manager fees:
Class A	381,069	—	—	—
Class T	331,709	—	—	—
Distribution and shareholder servicing fee:
Class R(7)	50,072	—	104,405	55,821
Class T(7)	597,076	—	1,449,694	915,954
	$5,725,666	$54,404	$2,344,995	$3,990,719
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(4)
Included in other assets in the accompanying consolidated balance sheets. The amortization of the prepaid insurance deductible account is included in general and administrative expenses in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

(5)
Included in total real estate, cost in the accompanying consolidated balance sheets. Prior to the adoption of ASU 2017-01, acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the accompanying statements of operations.

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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of Steadfast REIT Investments, LLC (the “Sponsor”), for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. As of March 31, 2017 and December 31, 2016, the Advisor had incurred $527,720 and $264,245, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2017 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$80,298,610	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$12,044,792	15.00%

O&O expenses recorded:
Sales commissions	$3,397,112	4.23%
Broker dealer fees(1)	2,079,787	2.59%
Distribution and shareholder servicing fees(2)	1,651,578	2.07%
Offering cost reimbursements	4,889,335	6.09%
Organizational costs reimbursements	26,980	0.03%
Total O&O cost reimbursements recorded by the Company	$12,044,792	15.00%
_____________________

(1)	Includes $778,290 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through March 31, 2017 for Class R shares of 0.27% and 0.67% and Class T shares of 1.125% of the purchase price per share sold in the Company’s Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through March 31, 2017, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the three months ended March 31, 2017 and 2016, the Advisor incurred $2,553,735 and $1,678,956 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $13,668,269 from inception through March 31, 2017, of which $7,199,801 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $599,157 and $1,616,487 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. The deferred offering costs of $7,199,801 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 10% limitation described above.
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
March 31, 2017
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2017 ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement) in addition to an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses, and support and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Construction Management Fees
The Company has entered into construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), for construction management or construction oversight services rendered in connection with capital improvements and renovation or value-enhancement projects. The fees for such services with respect to the property under the Construction Management Agreement is equal to 6.0% of the total cost of the work done; provided, however, that such fees shall only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company also reimburses the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.
Prepaid Insurance Deductible Account
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor.
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
March 31, 2017
(unaudited)

The Company will first test the 2%/25% Limitation at June 30, 2017, the end of the fourth fiscal quarter following the fiscal quarter in which the Company acquired its first investment.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire Company, as determined by a majority of the Company’s independent directors, the Advisor or its affiliates will earn a disposition fee equal to (1) 1.5% of the sales price of each property or real estate-related asset sold or (2) 1.0%, which may be increased to 1.5%, in the sole discretion of the Company’s independent directors, of the total consideration paid in connection with the sale of the Company. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code.
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2017 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2017.
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
Distribution and Shareholder Servicing Fees
The Company pays the Dealer Manager 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the primary offering and 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. However, for sales of Class R shares by registered investment advisors that participate on an alternative investment platform, the Company pays the participating dealer a 0.67% distribution and shareholder servicing fee. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. In the future, the Company may seek to amend its Charter to authorize and pay different distributions to different holders of Class T and/or Class R shares. Prior to amending our Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% will be paid from the current distribution and shareholder servicing fee on Class R shares, which is payable out of amounts that otherwise would be distributed to holders of Class R shares, and 0.40% will be an additional expense of the Company.
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
March 31, 2017
(unaudited)

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
March 31, 2017
(unaudited)

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
8.          Long Term Incentive Award Plan and Independent Director Compensation
The Company has adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of our common stock on the date of grant. As of March 31, 2017, no awards were issued or outstanding other than awards granted to independent directors in connection with the Company raising $2,000,000 in the Public Offering as further discussed below.
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
March 31, 2017
(unaudited)

provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $9,222 and $0 for the three months ended March 31, 2017 and 2016 related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $53,750 and $63,250 for the three months ended March 31, 2017 and 2016, respectively, related to the independent directors’ annual compensation and the value of shares issued for annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statement of operations. As of March 31, 2017 and December 31, 2016, $46,875 and $51,875 are included in accounts payable and accrued liabilities, respectively. During the three months ended March 31, 2017 and as of December 31, 2016, $6,875 and $56,000 are included in additional paid-in capital on the consolidated balance sheets, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Austin, Texas and Denver, Colorado apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
March 31, 2017
(unaudited)

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
The following tables provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2017 and December 31, 2016:

March 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	4	$95,426,000	0.98%	2.65%	$322,687

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	3	$72,426,000	0.77%	2.70%	$413,131
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2017 and 2016 resulted in an unrealized loss of $221,694 and $0, respectively. During the three months ended March 31, 2017 and 2016, the Company acquired an interest rate cap agreement of $131,250 and $0, respectively. The fair value of the interest rate cap agreements of $322,687 and $413,131 as of March 31, 2017 and December 31, 2016, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Status of Our Offering
As of May 5, 2017, the Company had sold 2,012,864, 168,962 and 1,624,034 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross offering proceeds of $49,401,544, $3,801,639 and $38,644,317, or an aggregate amount of $91,847,500, including 24,305, 1,159 and 20,098 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of$577,252, $26,070 and $454,609, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Distributions Paid
Class A
On April 3, 2017, the Company paid distributions of $212,561, which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017 and consisted of cash distributions paid in the amount of $127,125 and $85,436 in Class A shares issued pursuant to the DRP, respectively.
On May 1, 2017, the Company paid distributions of $228,900, which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017 and consisted of cash distributions paid in the amount of $137,622 and $91,278 in Class A shares issued pursuant to the DRP.
Class R
On April 3, 2017, the Company paid distributions of $18,061, which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017 and consisted of cash distributions paid in the amount of $13,419 and $4,642 in Class R shares issued pursuant to the DRP, respectively.
On May 1, 2017, the Company paid distributions of $18,663, which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017 and consisted of cash distributions paid in the amount of $13,519 and $5,144 in Class R shares issued pursuant to the DRP.
Class T
On April 3, 2017, the Company paid distributions of $143,281, which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017 and consisted of cash distributions paid in the amount of $55,962 and $87,319 in Class T shares issued pursuant to the DRP.
On May 1, 2017, the Company paid distributions of $153,849, which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017 and consisted of cash distributions paid in the amount of $57,427 and $96,422 in Class T shares issued pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Steadfast Apartment REIT III, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. Capitalized terms not defined shall have the meaning given to such terms in Item 1. of this quarterly report.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 19, 2016;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to raise proceeds in our Public Offering;

•	our ability to effectively deploy the proceeds raised in our Public Offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties and senior-living properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties and senior-living properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.
Overview
We were formed on July 29, 2015 as a Maryland corporation that intends to elect to qualify as a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and senior-living properties and securities of other companies owning multifamily properties and senior-living properties.
On February 5, 2016, we commenced our Public Offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share (up to $500,000,000 in Class A shares) and $23.81 for each Class T share (up to $500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offered up to $300,000,000 in shares of common stock pursuant to our DRP at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. Commencing on July 25, 2016, we revised the terms of the Public Offering to include Class R shares. We are offering a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also offering up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by the Advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of May 5, 2017, we had sold 2,012,864 shares of Class A common stock, 168,962 shares of Class R common stock and 1,624,034 shares of Class T common stock in our Public Offering for gross proceeds of $49,401,544, $3,801,639 and $38,644,317, respectively, and 91,847,500 in the aggregate, including 24,305 shares of Class A common stock, 1,159 shares of Class R common stock and 20,098 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $577,252, $26,070 and $454,609, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2018 unless our Public Offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
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

PART I — FINANCIAL INFORMATION (continued)

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
We intend to elect to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
Market Outlook
The economy in the United States is continuing to improve since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Our plan is to provide rental housing for these generational groups as they age, including senior-living housing. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 to $55,000. We believe these facts will continue to contribute to the demand for multifamily and senior-living housing.
Our Real Estate Portfolio
As of March 31, 2017, we owned the four multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,649,157	94.9%	95.6%	$746	$685
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,847,694	95.0%	96.3%	1,287	1,254
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,530,778	90.6%	95.7%	1,332	1,332
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,772,882	95.4%	—%	967	—
				912	$132,713,337	$94,800,511	93.9%	95.9%	$1,116	$1,163
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At March 31, 2017, our portfolio was approximately 97.2% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

PART I — FINANCIAL INFORMATION (continued)

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 to our unaudited consolidated financial statements in this Quarterly Report in the discussion of our significant accounting policies.
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
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fee, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds.
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2016. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated

PART I — FINANCIAL INFORMATION (continued)

financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2016.
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
Our board of directors first declared a distribution to the holders of Class A shares and Class T shares that began to accrue on May 19, 2016. Our board of directors also declared a distribution to the holders of Class R shares that began to accrue on August 2, 2016. Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, and (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. During fiscal year 2016, distributions were calculated at a rate of $0.004098 per Class A share per day, $0.00368852 per Class R share per day for Class R shares subject to an annual distribution and shareholder servicing fee of 0.67%, $0.00393443 per Class R share per day for Class R shares subject to an annual distribution and shareholder servicing fee of 0.27% and $0.003366 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, which if paid each day over a 366-day period is equivalent to a 6.00% and 5.17% annualized distribution rate based on a purchase price of $25.00 and $23.81 per share of Class A and Class T common stock, respectively, and a 6.40% annualized distribution rate based on a purchase price of $22.50 per share of Class R share subject to an annual distribution and shareholder servicing fee 0.27%. During the period commencing August 2, 2016 through December 31, 2016, all Class R shares sold in the Public Offering were subject to the annual distribution and shareholder servicing fee of 0.27%. During the three months ended March 31, 2017, distributions were equal to $0.004110 per share of our Class A common stock per day and $0.003376 per share of our Class T common stock per day subject to an annual distribution and shareholder servicing fee of 1.125%, which if paid each day over a 365-day period is equivalent to a 6.00% and 5.17% annualized distribution rate based on a purchase price of $25.00 and $23.81 per share of Class A and Class T common stock, respectively. Distributions were equal to $0.00369863 per Class R share per day for Class R shares subject to an annual distribution and shareholder servicing fee of 0.67% and $0.00394521 per Class R share per day for Class R shares subject to an annual distribution and shareholder servicing fee of 0.27%, which if paid each day over a 365-day period is equivalent to a 6.40% annualized distribution rate based on a purchase price of $22.50 per share of Class R share subject to an annual distribution and shareholder servicing fee 0.27%.
The distributions declared and paid during the fiscal quarter ended March 31, 2017, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class R Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2017	$952,632	$0.370	$0.353	$0.304	$424,176	$395,811	$819,987	$—	$819,987	$(537,830)
	$952,632	$0.370	$0.353	$0.304	$424,176	$395,811	$819,987	$—	$819,987	$(537,830)
____________________

(1)
Distributions during fiscal year 2016 were based on daily record dates and calculated at a rate of $0.004098 and $0.003366 for each Class A share per day and each Class T share per day, respectively, beginning on May 19, 2016. Distributions to holders of each Class R share per day, all of which were subject to a distribution and shareholder servicing fee of 0.27%, were based on daily record dates and calculated at a rate of $0.00393443, beginning on August 2, 2016. Distributions during the three months ended March 31, 2017 were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day for Class R shares subject to an annual distribution and shareholder servicing fee of 0.27%, $0.00369863 per Class R share per day for Class R shares subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%.

(2)	Assumes each share was issued and outstanding each day during the period presented.

PART I — FINANCIAL INFORMATION (continued)

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2017, we paid aggregate distributions of $819,987, comprised of $424,176 paid in cash and 17,069 shares of our common stock issued pursuant to our DRP for $395,811. For the three months ended March 31, 2017, our net loss was $2,322,391, we had FFO of $38,556 and net cash used in operations of $537,830. For the three months ended March 31, 2017, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our Public Offering. Of the $1,399,429 in total distributions we paid during the period from our inception through March 31, 2017, including shares issued pursuant to our DRP, all such amounts were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2017, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

PART I — FINANCIAL INFORMATION (continued)

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
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. Once we have fully invested the proceeds of our Public Offering, we expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $27,291,059 as of March 31, 2017;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our DRP.
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

PART I — FINANCIAL INFORMATION (continued)

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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of March 31, 2017, we owned four multifamily properties. During the three months ended March 31, 2017, net cash used in operating activities was $537,830. Our operating cash flows during the three months ended March 31, 2017 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for restricted cash, rents and other receivables, other assets, amounts due to affiliates and accounts payable and accrued liabilities. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2017, net cash used in investing activities was $33,236,271 and was primarily the result of our acquisition of one multifamily property for an aggregate purchase price of $33,288,337. Net cash used in investing activities during the three months ended March 31, 2017 consisted of the following:

•	$32,638,237 of cash used related to the acquisition of one multifamily property;

•	$425,048 of cash used for improvements to real estate investments;

•	$41,736 of cash used to fund restricted cash accounts related to replacement reserves; and

•	$131,250 of cash used to purchase an interest rate cap agreement.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our Public Offering, net of distributions paid to our stockholders, and the issuance of mortgage notes payable. During the three months ended March 31, 2017, net cash provided by financing activities was $44,675,272. Net cash provided by financing activities during the three months ended March 31, 2017 consisted of the following:

•
$22,329,554 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $1,907,007 and (2) the reimbursement of other offering costs to affiliates in the amount of $2,576,691;

•	$22,769,894 of proceeds from the issuance of a mortgage note payable, net of deferred financing costs in the amount of $230,106; and

•	$424,176 of net cash distributions, after giving effect to distributions reinvested by stockholders of $395,811.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a

PART I — FINANCIAL INFORMATION (continued)

majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to the Advisor and the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the Dealer Manager and the Advisor for reimbursement of certain organization and other offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our acquisition and development stage, we expect to make payments to the Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by the Advisor in providing services to us.
As of March 31, 2017, we had indebtedness totaling an aggregate principal amount of $94,800,511, including net deferred financing costs of $625,489. The following is a summary of our contractual obligations as of March 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$31,612,004	$2,473,827	$6,608,786	$6,607,198	$15,922,193
Principal payments on outstanding debt obligations(2)	95,426,000	—	53,989	215,954	95,156,057
Distribution and shareholder servicing fee for Class R shares(3)	104,405	10,688	23,136	23,136	47,445
Distribution and shareholder servicing fee for Class T shares(4)	1,449,694	322,267	772,843	354,584	—
Total	$128,592,103	$2,806,782	$7,458,754	$7,200,872	$111,125,695
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2017. We incurred interest expense of $978,486 during the three months ended March 31, 2017, including amortization of deferred financing costs totaling $13,684 and net unrealized losses from the change in fair value of interest rate cap agreements of $221,694.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

(3)
Represents an annualized distribution and shareholder servicing fee for Class R shares of 0.27% or 0.67%, as applicable, of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

(4)
Represents an annualized distribution and shareholder servicing fee for Class T shares of 1.125% of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

Results of Operations
Overview
During the period from July 29, 2015 (inception) to May 18, 2016, we had been formed and had commenced our Public Offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 19, 2016 in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned three multifamily properties as of December 31, 2016 and subsequently acquired one additional property during the three months ended March 31, 2017. Our

PART I — FINANCIAL INFORMATION (continued)

results of operations for the three months ended March 31, 2017 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the three months ended March 31, 2017, we had a net loss of $2,322,391, primarily due to depreciation and amortization expenses, interest expense, real estate taxes and insurance, fees to affiliates, operating, maintenance and management expenses and general and administrative expenses.
Total revenues
Rental income and tenant reimbursements were $3,115,715 for the three months ended March 31, 2017, which consisted primarily of $2,796,716 of rental income from the four multifamily properties we owned at March 31, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for all properties.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $705,204 for the three months ended March 31, 2017. These expenses resulted from the four multifamily properties we owned at March 31, 2017. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance were $481,455 for the three months ended March 31, 2017. We incurred these expenses in connection with the operations of our multifamily properties. We expect these amounts to increase as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $284,152 for the three months ended March 31, 2017. These fees consisted primarily of investment management fees of $173,979 and property management fees of $86,900. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $2,360,947 for the three months ended March 31, 2017 and is related to the ownership of our four multifamily properties. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three months ended March 31, 2017 was $978,486. Included in interest expense is the amortization of deferred financing costs of $13,684 for the three months ended March 31, 2017 and the unrealized loss on derivative instruments of $221,694. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended March 31, 2017 were $627,862. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2017 computed in accordance with GAAP:

For the Three Months Ended March 31, 2017
Net loss	$(2,322,391)
Fees to affiliates(1)	173,979
Depreciation and amortization	2,360,947
Interest expense	978,486
General and administrative expenses	627,862
Net operating income	$1,818,883
____________________

(1)	Fees to affiliates for the three months ended March 31, 2017 exclude property management fees of $86,900 and other fees of $23,273 that are included in NOI.

PART I — FINANCIAL INFORMATION (continued)

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated the measure FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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

PART I — FINANCIAL INFORMATION (continued)

Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair valu

PART I — FINANCIAL INFORMATION (continued)

e adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs that are not capitalized, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017
Reconciliation of net loss to MFFO:
Net loss	$(2,322,391)
Depreciation of real estate assets	1,031,588
Amortization of lease-related costs	1,329,359
FFO	38,556
Acquisition fees and expenses(1)(2)	17,634
Unrealized loss on derivative instruments	221,694
MFFO	$277,884
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP are currently considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU

PART I — FINANCIAL INFORMATION (continued)

2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition expenses for the three months ended March 31, 2017 of $17,634 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. Refer to Note 7 to our unaudited consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds at variable rates and intend in the future to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of March 31, 2017, we had no outstanding fixed rate debt instruments.

PART I — FINANCIAL INFORMATION (continued)

At March 31, 2017, the fair value of our variable rate debt was $97,285,616 and the carrying value of our variable rate debt was $94,800,511. At March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $94,800,511 of our outstanding variable rate debt. Based on interest rates as of March 31, 2017, if interest rates are 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $967,514 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $950,853.
At March 31, 2017, the weighted-average interest rate of our variable rate debt was 3.42%. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2017, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of March 31, 2017 were not in excess of the capped rates. See also Note 10 of our unaudited consolidated financial statements included in this Quarterly Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of March 31, 2017 of the $132,713,337 contract price of our real estate assets, 35.7% was located in the Denver, Colorado metropolitan area, 33.5% was located in the Austin, Texas metropolitan area and 25.1% was located in the Atlanta, Georgia metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, resulting in lower net operating income.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2017, we issued 275 shares of Class A common stock to one of our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of our board of directors. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
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
As of March 31, 2017, we had sold 1,754,996, 144,526 and 1,454,628 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $43,115,002, $3,251,848 and $34,620,390, respectively, or $80,987,240 in the aggregate, including 16,864 shares of Class A common stock, 723 shares of Class R common stock and 12,017 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $400,523, $16,279 and $271,828, respectively, or $688,630 in the aggregate.

PART II — OTHER INFORMATION (continued)

From inception through March 31, 2017, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The dealer manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$5,476,899	Actual	6.82%
Other organization and offering costs	4,916,315	Actual	6.12%
Total expenses	$10,393,214	Actual	12.94%
Total public offering proceeds (excluding DRP proceeds)	$80,298,610	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.94%	Actual	12.94%

Distribution and shareholder servicing fees(1)	$1,651,578	Actual
Total expenses including the distribution and shareholder servicing fees	$12,044,792	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	15.00%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fees incurred from inception through March 31, 2017 for Class R shares of 0.27% and 0.67%, as applicable, and Class T shares of 1.125% of the purchase price per share sold in our Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through March 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $70,594,026, including net offering proceeds from our DRP of $688,630. For the period from inception through March 31, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.94%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties. As of March 31, 2017, we had invested in four multifamily properties for a total purchase price of $132,713,337. These property acquisitions were funded from proceeds of our Public Offering and $95,426,000 in secured financings.
During the three months ended March 31, 2017, we did not repurchase any shares or receive requests for the repurchase of any shares pursuant to our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
The exhibits listed in this Exhibit Index (following the signature section of this Quarterly Report) are filed herewith or incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steadfast Apartment REIT III, Inc.

Date:	May 11, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 11, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial Officer and Accounting Officer)

EXHIBIT LIST
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement (included as Appendix B to the Company’s Post-Effective Amendment No. 6 to Form S-11 (File No. 333-207952), filed April 13, 2017 and incorporated herein by reference).

4.2
Form of Distribution Reinvestment Plan (included as Appendix C to the Company’s Post-Effective Amendment No. 6 to Form S-11 (File No. 333-207952), filed April 13, 2017 and incorporated herein by reference).

4.3	Form of Redemption Request Form (included as Appendix D to the Company’s Post-Effective Amendment No. 6 to Form S-11 (File No. 333-207952), filed April 13, 2017 and incorporated herein by reference).

4.4	Form of Application for Transfer (included as Appendix E to the Company’s Post-Effective Amendment No. 6 to Form S-11 (File No. 333-207952), filed April 13, 2017 and incorporated herein by reference).

10.1
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

10.2
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

10.6
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

10.8
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 12, 2017, by STAR III Sweetwater, LLC for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed January 18, 2017 and incorporated herein by reference).

10.9
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