Form 10-Q
period 2017-06-30
Steadfast Apartment REIT III, Inc.
filed 2017-08-10
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2017, there were 2,392,866 shares of the Registrant’s Class A common stock issued and outstanding, 223,223 shares of the Registrant’s Class R common stock issued and outstanding and 2,354,725 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$21,671,651	$12,019,503
Building and improvements	153,833,422	85,653,391
Tenant origination and absorption costs	1,789,212	1,899,841
Total real estate, cost	177,294,285	99,572,735
Less accumulated depreciation and amortization	(3,641,658)	(625,232)
Total real estate, net	173,652,627	98,947,503
Cash and cash equivalents	33,257,061	16,389,888
Restricted cash	1,712,706	752,311
Rents and other receivables	335,722	127,933
Other assets	2,179,178	1,230,766
Total assets	$211,137,294	$117,448,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$2,938,682	$991,685
Mortgage notes payable, net	123,758,480	72,016,933
Distributions payable	497,127	241,258
Due to affiliates	3,003,749	3,991,733
Total liabilities	130,198,038	77,241,609
Commitments and contingencies (Note 9)
Redeemable common stock	1,257,283	292,818
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 2,284,355 and 1,247,420 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	22,844	12,474
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 212,578 and 99,043 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,126	990
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 2,077,398 and 889,434 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	20,774	8,894
Additional paid-in capital	92,662,336	45,632,928
Cumulative distributions and net losses	(13,026,107)	(5,741,312)
Total stockholders’ equity	79,681,973	39,913,974
Total liabilities and stockholders’ equity	$211,137,294	$117,448,401

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$3,243,715	$136,545	$6,040,431	$136,545
Tenant reimbursements and other	358,092	8,201	677,091	8,201
Total revenues	3,601,807	144,746	6,717,522	144,746
Expenses:
Operating, maintenance and management	908,380	43,809	1,613,585	43,809
Real estate taxes and insurance	557,570	20,348	1,039,025	20,348
Fees to affiliates	372,359	188,679	656,511	188,679
Depreciation and amortization	2,555,319	75,314	4,916,266	75,314
Interest expense	1,145,526	29,674	2,124,012	29,674
General and administrative expenses	710,291	395,516	1,338,152	471,412
Acquisition costs	—	190,454	—	190,454
Total expenses	6,249,445	943,794	11,687,551	1,019,690
Net loss	(2,647,638)	(799,048)	(4,970,029)	(874,944)
Net loss attributable to noncontrolling interest	—	(99)	—	(100)
Net loss attributable to common stockholders	$(2,647,638)	$(798,949)	$(4,970,029)	$(874,844)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,369,535)	$(783,830)	$(2,607,449)	$(859,967)
Net loss per Class A common share — basic and diluted	$(0.64)	$(11.25)	$(1.41)	$(22.15)
Weighted average number of Class A common shares outstanding — basic and diluted	2,051,047	69,655	1,772,569	38,832
Distributions declared per Class A common share	$0.374	$0.176	$0.744	$0.176

Net loss attributable to Class R common stockholders — basic and diluted	$(116,698)	$—	$(223,476)	$—
Net loss per Class R common share — basic and diluted	$(0.65)	$—	$(1.43)	$—
Weighted average number of Class R common shares outstanding — basic and diluted	174,769	—	151,921	—
Distributions declared per Class R common share	$0.357	$—	$0.710	$—

Net loss attributable to Class T common stockholders— basic and diluted	$(1,161,405)	$(15,119)	$(2,139,104)	$(14,877)
Net loss per Class T common share — basic and diluted	$(0.71)	$(11.24)	$(1.55)	$(22.05)
Weighted average number of Class T common shares outstanding — basic and diluted	1,739,346	1,344	1,454,183	672
Distributions declared per Class T common share	$0.307	$0.145	$0.611	$0.145

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2017 (Unaudited)

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	8,000	$80	—	$—	—	$—	$199,920	$—	$200,000	$—	$200,000
Issuance of common stock	1,239,420	12,394	99,043	990	889,434	8,894	53,633,875	—	53,656,153	—	53,656,153
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,639,146)	—	(4,639,146)	—	(4,639,146)
Transfers to redeemable common stock	—	—	—	—	—	—	(292,818)	—	(292,818)	—	(292,818)
Other offering costs to affiliates	—	—	—	—	—	—	(3,329,974)	—	(3,329,974)	—	(3,329,974)
Distributions declared	—	—	—	—	—	—	—	(820,700)	(820,700)	—	(820,700)
Amortization of stock-based compensation	—	—	—	—	—	—	61,071	—	61,071	—	61,071
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	(4,920,612)	(4,920,612)	(100)	(4,920,712)
BALANCE, December 31, 2016	1,247,420	12,474	99,043	990	889,434	8,894	45,632,928	(5,741,312)	39,913,974	—	39,913,974
Issuance of common stock	1,036,935	10,370	113,535	1,136	1,187,964	11,880	56,293,839	—	56,317,225	—	56,317,225
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,981,593)	—	(4,981,593)	—	(4,981,593)
Transfers to redeemable common stock	—	—	—	—	—	—	(985,244)	—	(985,244)	—	(985,244)
Other offering costs to affiliates	—	—	—	—	—	—	(3,316,143)	—	(3,316,143)	—	(3,316,143)
Distributions declared	—	—	—	—	—	—	—	(2,314,766)	(2,314,766)	—	(2,314,766)
Amortization of stock-based compensation	—	—	—	—	—	—	18,549	—	18,549	—	18,549
Net loss	—	—	—	—	—	—	—	(4,970,029)	(4,970,029)	—	(4,970,029)
BALANCE, June 30, 2017	2,284,355	$22,844	212,578	$2,126	2,077,398	$20,774	$92,662,336	$(13,026,107)	$79,681,973	$—	$79,681,973

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,970,029)	$(874,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,916,266	75,314
Amortization of deferred financing costs	39,199	1,134
Amortization of stock-based compensation	18,549	42,213
Amortization of stock-based annual compensation and meeting fees	13,750	30,750
Change in fair value of interest rate cap agreements	414,364	8,769
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,013,587)	(183,690)
Rents and other receivables	(115,132)	(10,417)
Other assets	(40,086)	(23,482)
Accounts payable and accrued liabilities	1,887,082	342,542
Due to affiliates	(1,161,052)	526,579
Net cash used in operating activities	(10,676)	(65,232)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(76,726,460)	(7,525,000)
Additions to real estate investments	(1,075,397)	(11,043)
Escrow deposits for pending real estate acquisitions	(2,850,000)	—
Restricted cash for investing activities	53,192	(111,004)
Purchase of interest rate cap agreements	(222,790)	(8,800)
Net cash used in investing activities	(80,821,455)	(7,655,847)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	52,106,000	5,700,000
Contributions from noncontrolling interest	—	100
Proceeds from issuance of Class A common stock	25,059,691	5,322,584
Proceeds from issuance of Class R common stock	2,528,450	—
Proceeds from issuance of Class T common stock	27,637,433	605,825
Payments of commissions on sale of common stock and related dealer manager fees	(3,825,141)	(313,683)
Reimbursement of other offering costs to affiliates	(4,329,824)	—
Payment of deferred financing costs	(403,652)	(57,000)
Distributions to common stockholders	(1,073,653)	(2,395)
Net cash provided by financing activities	97,699,304	11,255,431
Net increase in cash and cash equivalents	16,867,173	3,534,352
Cash and cash equivalents, beginning of period	16,389,888	200,000
Cash and cash equivalents, end of period	$33,257,061	$3,734,352

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,422,014	$5,977
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$255,869	$19,468
Application of escrow deposits to acquire real estate	$1,750,100	$—
(Decrease) increase in amounts receivable from transfer agent for Class A common stock	$(57,125)	$139,500
Increase in amounts receivable from transfer agent for Class T common stock	$149,782	$14,175
(Decrease) increase in amounts payable to affiliates for other offering costs	$(1,013,681)	$543,749
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$985,244	$3,511
Increase in redeemable common stock	$985,244	$3,511
Increase in redemptions payable	$20,779	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$39,136	$—
Increase in due to affiliates from additions to real estate investments	$30,297	$1
Increase in due to affiliates from distribution and shareholder servicing fee	$1,156,452	$27,900

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company intends to use substantially all of the net proceeds from the Public Offering (defined below) to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily and independent senior-living properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and senior-living properties.
As of June 30, 2017, the Company owned five multifamily properties comprising a total of 1,212 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of June 30, 2017, the Company had sold 2,267,565 shares of Class A common stock, 212,578 shares of Class R common stock and 2,077,398 shares of Class T common stock in the Public Offering for gross proceeds of $55,687,509, $4,783,018 and $49,433,101, respectively, and $109,903,628 in the aggregate, including 28,670 shares of Class A common stock, 1,399 shares of Class R common stock and 25,008 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $680,918, $31,469 and $565,675, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on July 29, 2015, and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership, and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into an amended and Restated Agreement of Limited Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the consolidated variable interest entity (“VIE”) that the Company controls and of which the Company is the primary beneficiary, and the Operating Partnership’s subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Operating Partnership is a VIE as the Advisor, as the limited partner, lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
June 30, 2017
(unaudited)

and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$221,557	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$413,131	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2017 and December 31, 2016, the fair value of the mortgage notes payable, net was $126,634,439 and $72,128,601, respectively, compared to the carrying value of $123,758,480 and $72,016,933, respectively.
Distribution Policy
The Company intends to elect to be taxed as a REIT and operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a dividend to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a dividend to the holders of Class R shares which began to accrue on August 2, 2016. Distributions declared during the year ended December 31, 2016 were based on daily

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

record dates and calculated at a rate of $0.004098 per Class A share per day, $0.00393443 per Class R share per day and $0.003366 per Class T share per day.
Distributions declared during the period from January 1, 2017 to March 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from April 1, 2017 to June 30, 2017 were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day and $0.003376 per Class T share per day. Each day during the period from May 19, 2016 to June 30, 2017 was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to June 30, 2017 was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2017, the Company declared distributions totaling $0.374 and $0.744 per Class A share of common stock, $0.357 and $0.710 per Class R share of common stock and $0.307 and $0.611 per Class T share of common stock, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its preliminary assessment, the Company identified the following types of revenues from non-lease components: pass-through tenant reimbursements, administrative fees, participation revenue and revenue from ancillary services. Based on this assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because revenue from these sources is immaterial to the consolidated financial statements. The Company is also not expecting to experience a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the preliminary stages of evaluating the impact of this ASU on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company plans to complete its assessment process by the end of the fourth quarter of 2017 and plans to adopt this ASU on January 1, 2019.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of January 1, 2017. The Company capitalized $2,081,383 of acquisition fees and expenses on the consolidated balance sheet as of June 30, 2017 related to the acquisitions of Reflections on Sweetwater Apartments and The Pointe at Vista Ridge Apartments on January 12, 2017 and May 25, 2017, respectively. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of this guidance. Upon adoption of this guidance, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3.          Real Estate
As of June 30, 2017, the Company owned five multifamily properties comprised of a total of 1,212 apartment homes. The total acquisition price of the Company’s real estate portfolio was $177,901,560. As of June 30, 2017 and December 31, 2016, the Company’s portfolio was approximately 92.8% and 95.9% occupied and the average monthly rent was $1,132 and $1,163, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Current Year Acquisitions
During the six months ended June 30, 2017, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	$5,041,375	$27,371,760	$875,202	$33,288,337
The Pointe at Vista Ridge Apartments	Lewisville, Texas	5/25/2017	300	4,610,773	39,663,440	914,010	45,188,223
			580	$9,652,148	$67,035,200	$1,789,212	$78,476,560
As of June 30, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$21,671,651	$153,833,422	$1,789,212	$177,294,285
Less: Accumulated depreciation and amortization	—	(2,637,886)	(1,003,772)	(3,641,658)
Net investments in real estate and related lease intangibles	$21,671,651	$151,195,536	$785,440	$173,652,627

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$12,019,503	$85,653,391	$1,899,841	$99,572,735
Less: Accumulated depreciation and amortization	—	(357,649)	(267,583)	(625,232)
Net investments in real estate and related lease intangibles	$12,019,503	$85,295,742	$1,632,258	$98,947,503
Depreciation and amortization expense was $2,555,319 and $4,916,266 for the three and six months ended June 30, 2017, and $75,314 for the three and six months ended June 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements was $1,248,649 and $2,280,237 for the three and six months ended June 30, 2017, and $27,883 for the three and six months ended June 30, 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $1,306,670 and $2,636,029 for the three and six months ended June 30, 2017, and $47,431 for the three and six months ended June 30, 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Operating Leases
As of June 30, 2017, the Company’s real estate portfolio comprised 1,212 apartment homes and was approximately 96.5% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $383,308 and $252,387 as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of June 30, 2017 and December 31, 2016, other assets consisted of:

	June 30, 2017	December 31, 2016
Prepaid expenses	$37,827	$113,150
Interest rate cap agreements	221,557	413,131
Escrow deposits for pending real estate acquisitions	1,750,000	650,100
Other deposits	169,794	54,385
Other assets	$2,179,178	$1,230,766
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2017 and December 31, 2016.

	June 30, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	5	6/1/2026 - 6/1/2027	1-Mo LIBOR + 2.20%	1-Mo LIBOR + 2.52%	3.60%	$124,532,000
Mortgage notes payable, gross	5				3.60%	124,532,000
Deferred financing costs, net(2)						(773,520)
Mortgage notes payable, net						$123,758,480

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 1/1/2027	1-Mo LIBOR + 2.31%	1-Mo LIBOR + 2.52%	3.20%	$72,426,000
Mortgage notes payable, gross	3				3.20%	72,426,000
Deferred financing costs, net(2)						(409,067)
Mortgage notes payable, net						$72,016,933
_________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of June 30, 2017 and December 31, 2016 was $46,130 and $6,931, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt(1)	$124,532,000	$—	$—	$53,989	$107,977	$107,977	$124,262,057
_________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of June 30, 2017, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2017, the Company incurred interest expense of $1,145,526 and $2,124,012, respectively. Interest expense for the three and six months ended June 30, 2017 includes amortization of deferred financing costs of $25,515 and $39,199 and net unrealized losses from the change in fair value of interest rate cap agreements of $192,670 and $414,364, respectively.
For the three and six months ended June 30, 2016, the Company incurred interest expense of $29,674. Interest expense for the three and six months ended June 30, 2016 includes amortization of deferred financing costs of $1,134 and net unrealized losses from the change in fair value of interest rate cap agreement of $8,769.
Interest expense of $355,828 and $107,393 was payable as of June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

6.         Stockholders’ Equity
 General
Under the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the total number of shares of capital stock authorized for issuance is 1,300,000,000, consisting of 1,200,000,000 shares of common stock, $0.01 par value per share, of which 480,000,000 shares are classified as Class A common stock, 240,000,000 shares are classified as Class R common stock and 480,000,000 shares are classified as Class T common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that it has authority to issue.
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
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.
The following table reflects information regarding shares of common stock sold in the Public Offering from inception through June 30, 2017:

	June 30, 2017
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	2,238,895	211,179	2,052,390	4,502,464
Shares of common stock issued - DRP	28,670	1,399	25,008	55,077
Total shares of common stock issued - Public Offering	2,267,565	212,578	2,077,398	4,557,541
Gross offering proceeds - Primary Offering	$55,006,591	$4,751,549	$48,867,426	$108,625,566
Gross offering proceeds - DRP	680,918	31,469	565,675	1,278,062
Total offering proceeds - Public Offering	$55,687,509	$4,783,018	$49,433,101	$109,903,628
Offering costs, before distribution and shareholder servicing fees				(13,938,093)
Offering proceeds, net of offering costs				$95,965,535
Offering proceeds include $191,100 and $98,443 of amounts due from the Company’s transfer agent as of June 30, 2017 and December 31, 2016, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On June 30, 2017 and 2016, the Company issued 275 shares and 435 shares, respectively, of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $6,875 and $13,750 for the three and six months ended June 30, 2017 and $10,875 and $30,750 for the three and six months ended June 30, 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
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
June 30, 2017
(unaudited)

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
The issuance and vesting activity for the six months ended June 30, 2017 and year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering is as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Nonvested shares at the beginning of the period	4,500	—
Granted shares	—	6,000
Vested shares	(1,500)	(1,500)
Nonvested shares at the end of the period	3,000	4,500
Included in general and administrative expenses is $9,327 and $18,549 for the three and six months ended June 30, 2017 and $42,213 for the three and six months ended June 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $70,380. The weighted average remaining term of the restricted common stock was 1.37 years as of June 30, 2017. As of June 30, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2017 and December 31, 2016, no shares of Company preferred stock were issued and outstanding.
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
June 30, 2017
(unaudited)

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
Following the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(3)(4)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Lesser of Purchase Price or Estimated Value per Share
2 years	95.0% of the Lesser of Purchase Price or Estimated Value per Share
3 years	97.5% of the Lesser of Purchase Price or Estimated Value per Share
4 years	100.0% of the Lesser of Purchase Price or Estimated Value per Share
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
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
(4) The Company’s board of directors will determine an estimated value per share of its common stock based on valuations by independent third-party appraisers or qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in its Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2017, the Company did not repurchase any shares. During the three and six months ended June 30, 2017, the Company received a request for the repurchase of 874 shares of Class T common stock with a total repurchase value of $20,779. During the three and six months ended June 30, 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.
As of June 30, 2017, the Company had an outstanding and unfulfilled repurchase request of 874 Class T shares and recorded $20,779 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to this unfulfilled repurchase request.
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
June 30, 2017
(unaudited)

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
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the three and six months ended June 30, 2017 and 2016:

	2017(1)		2016(1)
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Daily Distribution per Class A share(2)(3)	$0.004110	$0.004110	$—	$0.004098
Daily Distribution per Class R share(2)(3)(4)	0.00394521	0.00394521	—	0.00393443
Daily Distribution per Class T share(2)(3)	0.003376	0.003376	—	0.003366
Annualized Rate Based on Purchase Price:
Per share of Class A share	6.00%	6.00%	—	6.00%
Per share of Class R share	6.40%	6.40%	—	6.40%
Per share of Class T share	5.17%	5.17%	—	5.17%
_________________

(1)
The Company’s board of directors approved a cash distribution that accrues at the above rates per day for each share of the Company’s Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period and 366-day period during fiscal years 2017 and 2016, respectively, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

(2)
The Company’s board of directors approved a cash distribution that began to accrue on May 19, 2016 at the above rates per day for each share of the Company’s Class A common stock and Class T common stock. The Company’s board of directors also approved a cash distribution that began to accrue on August 2, 2016 at the above rates per day for each share of the Company’s Class R common stock.

(3)
The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at these rates or at all.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

(4)
Distributions during the three months ended March 31, 2017 were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances the Company paid distributions of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

The following table reflects distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	12,764	722	14,487	27,973	22,296	1,283	24,060	47,639
DRP distributions declared (value)	$303,145	$16,241	$327,703	$647,089	$529,535	$28,847	$544,237	$1,102,619
Cash distributions declared	464,155	46,183	204,707	715,045	787,558	81,314	343,275	1,212,147
Total distributions declared	$767,300	$62,424	$532,410	$1,362,134	$1,317,093	$110,161	$887,512	$2,314,766

DRP distributions paid (in shares)	11,806	675	12,991	25,472	20,456	1,160	20,925	42,541
DRP distributions paid (value)	$280,397	$15,189	$293,847	$589,433	$485,835	$26,094	$473,315	$985,244
Cash distributions paid	426,108	42,428	180,941	649,477	706,277	72,010	295,366	1,073,653
Total distributions paid	$706,505	$57,617	$474,788	$1,238,910	$1,192,112	$98,104	$768,681	$2,058,897

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	580	—	16	596	580	—	16	596
DRP distributions declared (value)	$13,779	$—	$358	$14,137	$13,779	$—	$358	$14,137
Cash distributions declared	11,097	—	140	11,237	11,097	—	140	11,237
Total distributions declared	$24,876	$—	$498	$25,374	$24,876	$—	$498	$25,374

DRP distributions paid (in shares)	148	—	—	148	148	—	—	148
DRP distributions paid (value)	$3,511	$—	$—	$3,511	$3,511	$—	$—	$3,511
Cash distributions paid	2,395	—	—	2,395	2,395	—	—	2,395
Total distributions paid	$5,906	$—	$—	$5,906	$5,906	$—	$—	$5,906
As of June 30, 2017, $497,127 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $273,357, $22,868 and $200,902 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $108,186, $5,694 and $121,173 or 4,555, 253 and 5,357 shares of Class A common stock, Class R common stock and Class T common stock are attributable to the DRP, respectively.
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
As reflected in the table above, for the three and six months ended June 30, 2017, the Company paid total distributions of $1,238,910 and $2,058,897, which related to distributions declared for each day in the period from March 1, 2017 through May 31, 2017 and December 1, 2016 through May 31, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

For the three and six months ended June 30, 2016, the Company paid total distributions of $5,906, which relates to distributions declared for each day in the period from May 19, 2016 through May 31, 2016.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments), as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2017 and 2016 and amounts outstanding to the Advisor and its affiliates as of June 30, 2017 and December 31, 2016 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepaid) as of
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$26,980	$—	$26,980	$—	$—
Investment management fees(2)	204,660	5,329	378,639	5,329	366	40,050
Acquisition fees(3)	—	175,664	—	175,664	—	949,131
Acquisition expenses(3)	—	115,305	—	115,305	—	56,191
Property management:
Fees(2)	134,292	3,871	221,192	3,871	70,643	24,767
Reimbursement of onsite personnel(4)	288,977	20,569	532,779	20,569	50,722	21,165
Other fees(2)	33,407	3,815	56,680	3,815	3,974	1,446
Other fees - property operations(4)	2,862	—	5,087	—	—	—
Other fees - G&A(1)	2,552	—	3,827	—	—	—
Other operating expenses(1)	268,888	200,189	502,560	254,593	116,367	309,374
Consolidated Balance Sheets:
Assets
Prepaid insurance deductible account(5)	507	—	1,014	—	—	(1,014)
Property escrow deposits(6)	—	234,000	—	234,000	—	—
Capitalized
Acquisition fees(7)	943,211	—	1,642,623	—	—	—
Acquisition expenses(7)	215,716	—	373,279	—	23,231	—
Construction management:
Fees(8)	25,558	84	43,297	84	2,469	1,335
Reimbursements of labor costs(8)	34,521	28	71,148	28	4,944	12
Additional paid-in capital
Other offering costs reimbursement	1,756,782	543,749	3,316,143	543,749	602,806	1,616,487
Selling commissions:
Class A	652,396	172,088	1,383,750	172,088	—	—
Class T	435,566	18,600	833,617	18,600	—	—
Dealer manager fees:
Class A	364,143	107,495	745,212	107,495	—	—
Class T	362,972	15,500	694,681	15,500	—	—
Distribution and shareholder servicing fee:
Class R(9)	40,903	27,900	90,975	27,900	142,268	55,821
Class T(9)	636,282	—	1,233,358	—	1,985,959	915,954
	$6,404,195	$1,671,166	$12,129,861	$1,725,570	$3,003,749	$3,990,719

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)
Prior to the adoption of ASU 2017-01 as of January 1, 2017, acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the accompanying statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(5)
Included in other assets in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid insurance deductible account is included in general and administrative expenses in the accompanying consolidated statements of operations.

(6)	Escrow deposit paid on behalf of the Company by an affiliate of the Advisor in connection with the acquisition of Carriage House Apartment Homes.

(7)	Included in total real estate, cost in the accompanying consolidated balance sheets following the adoption of ASU 2017-01 as of January 1, 2017.

(8)	Included in building and improvements in the accompanying consolidated balance sheets.

(9)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than underwriting compensation such as sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company does not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of Steadfast REIT Investments, LLC (the “Sponsor”), for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. As of June 30, 2017 and December 31, 2016, the Advisor had incurred $790,972 and $264,245,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2017 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$108,625,566	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$16,293,836	15.00%

O&O expenses recorded:
Sales commissions	$4,485,074	4.13%
Broker Dealer fees(1)	2,806,902	2.58%
Distribution and shareholder servicing fees(2)	2,328,763	2.15%
Offering cost reimbursements	6,646,117	6.12%
Organizational costs reimbursements	26,980	0.02%
Total O&O cost reimbursements recorded by the Company	$16,293,836	15.00%
_____________________

(1)	Includes $1,043,668 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through June 30, 2017 for Class R shares of 0.27% and 0.67% and Class T shares of 1.125% of the purchase price per share sold in the Company’s Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through June 30, 2017, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the three and six months ended June 30, 2017, the Advisor incurred $2,723,804 and $5,277,539 of offering costs related to the Public Offering, respectively. For the three and six months ended June 30, 2016, the Advisor incurred $3,435,984 and $5,114,940 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $16,392,072 from inception through June 30, 2017, of which $7,597,277 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $602,806 and $1,616,487 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. The deferred offering costs of $7,597,277 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 10% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of the cost of the investment which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets.
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
Loan Coordination Fee
Subject to the Advisor providing substantial amount of services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to refinance properties or other permitted investments or financing in connection with a recapitalization of the company and, subject to a determination by the Company’s independent directors, the Company pays the Advisor a loan coordination fee equal to 0.75% of the amount available under such financing.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at June 30, 2017 ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
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
Construction Management Fees
The Company has entered into Construction Management Agreements (each a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements is equal to 6.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company may also reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.
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
June 30, 2017
(unaudited)

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
For the four fiscal quarters ended June 30, 2017, the Company’s total operating expenses exceeded the 2%/25% Limitation by $314,750 (the “Excess Amount”). The Company’s independent directors determined that such Excess Amount was justified based on unusual and non-recurring factors, including the fact that the Company incurred the operating expenses of a newly formed public company, such as director fees, legal fees and other professional fees, during the beginning of its acquisition stage.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2017 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2017.
Sales Commissions
The Company pays the Dealer Manager up to 7.0% of gross offering proceeds from the sale of Class A shares in the Primary Offering and up to 3.0% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions are paid for sales of Class R shares or for sales pursuant to the Company’s DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Company’s Primary Offering on a per class basis.
Dealer Manager Fees
The Company pays the Dealer Manager up to 3.0% of gross offering proceeds from the sale of Class A shares and up to 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales of Class R shares or for sales pursuant to the Company’s DRP.
Distribution and Shareholder Servicing Fees
The Company pays the Dealer Manager up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

fee accrues daily and is paid monthly in arrears. The Company is seeking to amend its Charter to authorize and pay different distributions to different holders of Class T and/or Class R shares at the 2017 annual meeting of stockholders. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% will be paid from the current distribution and shareholder servicing fee on Class R shares, which is payable out of amounts that otherwise would be distributed to holders of Class R shares, and 0.40% will be an additional expense of the Company.
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
The Company will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the sixth anniversary of the last day of the fiscal quarter in which the Public Offering (excluding the DRP) terminates; (3) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (4) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% (or a lower limit that is set forth in the applicable selling agreement) of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (5) the date on which such Class T share is repurchased by the Company; (6) the date on which the holder of such Class T share or its agent notifies the Company or the Company’s agent that he or she is represented by a new participating broker-dealer; provided that the Company will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; and (7) the listing of the Company’s shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets. The Company cannot predict if or when this will occur. The dealer manager may reallow all or a portion of the ongoing distribution and shareholder servicing fee to the participating dealer who provides the ongoing services with respect to the Class T share.
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
June 30, 2017
(unaudited)

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
8.         Long Term Incentive Award Plan and Independent Director Compensation
The Company has adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of the Company’s common stock on the date of grant. As of June 30, 2017, no awards were issued or outstanding other than awards granted to independent directors in connection with the Company raising $2,000,000 in the Public Offering as further discussed below.
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
On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted Class A common stock. The Company recorded stock-based compensation expense of $9,327 and $18,549 for the three and six months ended June 30, 2017 and $42,213 for the three and six months ended June 30, 2016 related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $58,750 and $112,500 for the three and six months ended June 30, 2017 and $55,750 and $119,000 for the three and six months ended June 30, 2016, respectively, related to the independent directors’ annual compensation and the value of shares issued for annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2017 and December 31, 2016, $51,875 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $69,750 and $56,000 is included in additional paid-in capital on the consolidated balance sheets, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Austin, Texas, Dallas, Texas and Denver, Colorado apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2017 and December 31, 2016:

June 30, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	5	$124,532,000	1.22%	2.61%	$221,557

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	3	$72,426,000	0.77%	2.70%	$413,131
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2017 resulted in an unrealized loss of $192,670 and $414,364, respectively, and for the three and six months ended June 30, 2016 resulted in an unrealized loss of $8,769, which is included in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2017 and 2016, the Company acquired interest rate cap agreements of $222,790 and $8,800, respectively. The fair value of the interest rate cap agreements of $221,557 and $413,131 as of June 30, 2017 and December 31, 2016, respectively, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

11.          Subsequent Events
Status of Our Offering
As of August 4, 2017, the Company had sold 2,376,076, 223,223 and 2,354,725 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $58,373,188, $5,022,508 and $56,022,720, or an aggregate amount of $119,418,416, including 38,237, 1,923 and 36,376 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $908,122, $43,259 and $822,829, respectively.
Distributions Paid
Class A
On July 5, 2017, the Company paid distributions of $273,357, which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017 and consisted of cash distributions paid in the amount of $165,171 and $108,186 in Class A shares issued pursuant to the DRP, respectively.
On August 1, 2017, the Company paid distributions of $296,327, which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017 and consisted of cash distributions paid in the amount of $177,309 and $119,018 in Class A shares issued pursuant to the DRP.
Class R
On July 5, 2017, the Company paid distributions of $22,867, which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017 and consisted of cash distributions paid in the amount of $17,173 and $5,694 in Class R shares issued pursuant to the DRP, respectively.
On August 1, 2017, the Company paid distributions of $26,517, which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017 and consisted of cash distributions paid in the amount of $20,421 and $6,096 in Class R shares issued pursuant to the DRP.
Class T
On July 5, 2017, the Company paid distributions of $200,903, which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017 and consisted of cash distributions paid in the amount of $79,730 and $121,173 in Class T shares issued pursuant to the DRP.
On August 1, 2017, the Company paid distributions of $228,897, which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017 and consisted of cash distributions paid in the amount of $92,613 and $136,284 in Class T shares issued pursuant to the DRP.
Acquisition of Belmar Villas
On July 21, 2017, the Company acquired a fee simple interest in Belmar Villas (the “Belmar Property”) located in Lakewood, Colorado, for a purchase price of $62,918,000, exclusive of closing costs. The Company financed the acquisition of the Belmar Property with (1) proceeds from its Public Offering and (2) the proceeds of a secured loan in the aggregate principal amount of $47,112,000 from a financial institution. The Belmar Property consists of 17 three-story apartment buildings and includes the following property amenities: two swimming pools with spas, outdoor gas BBQ grills and fire pits, basketball court, fitness center, clubhouse, playground, business center and internet cafe, covered parking and a laundry center. The Belmar Property contains 318 apartment homes consisting of 84 one-bedroom apartments, 159 two-bedroom apartments and 75 three-bedroom apartments that average 856 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Declaration of Distributions
On August 8, 2017, the board of directors of the Company declared cash distributions to the holders of Class A, Class R and Class T shares of common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on October 1, 2017 and ending on December 31, 2017; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share per day, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.00394521 per Class R share of common stock per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125% and $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%.
Charter Amendment
On August 8, 2017, the Company’s stockholders approved amendments to the Company’s Second Articles of Amendment and Restatement (the “Charter”) at the 2017 annual meeting of stockholders (the “Amendments”).  The Amendments: (1) revise the definition of “Roll-up Transaction” as requested by the securities administrator of the State of Washington; and (2) permit the declaration and payment of varying dividends or other distributions with respect to the shares of any class of the Company’s common stock in order to account for differences in (a) the distribution and shareholder servicing fees and other fees and expenses payable to the Dealer Manager with respect to such shares and (b) the duration of stockholders’ ownership of such shares. The Company filed the Articles of Amendment including the Amendments with the Maryland State Department of Assessments and Taxation on August 8, 2017.
Restricted Stock Grant
On August 9, 2017, the Company granted 1,000 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Steadfast Apartment REIT III, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. Capitalized terms not defined shall have the meaning given to such terms in Item 1 of this quarterly report.
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

PART I — FINANCIAL INFORMATION (continued)

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
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of August 4, 2017, we had sold 2,376,076 shares of Class A common stock, 223,223 shares of Class R common stock and 2,354,725 shares of Class T common stock in our Public Offering for gross proceeds of $58,373,188, $5,022,508 and $56,022,720, respectively, and $119,418,416 in the aggregate, including 38,237 shares of Class A common stock, 1,923 shares of Class R common stock and 36,376 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $908,122, $43,259 and $822,829, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2018, unless our Public Offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
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
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and the Advisor is the only limited partner of our Operating Partnership. As we accept subscriptions for shares of common stock, we transfer substantially all of the net proceeds of the Public Offering to our Operating Partnership as a capital contribution. The partnership agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be classified

PART I — FINANCIAL INFORMATION (continued)

as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and we have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 to $55,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of June 30, 2017, we owned the five multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,650,801	94.9%	95.6%	$747	$685
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,853,607	95.4%	96.3%	1,258	1,254
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,536,983	86.3%	95.7%	1,288	1,332
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,782,564	95.4%	—%	994	—
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,934,525	93.0%	—%	1,216	—
				1,212	$177,901,560	$123,758,480	92.8%	95.9%	$1,132	$1,163
______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

PART I — FINANCIAL INFORMATION (continued)

(2)	At June 30, 2017, our portfolio was approximately 96.5% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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

PART I — FINANCIAL INFORMATION (continued)

adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2016.
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
The following table reflects per share daily distribution rates and annualized distribution rates for the three and six months ended June 30, 2017 and 2016:

	2017(1)		2016(1)
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Daily Distribution per Class A share(2)(3)	$0.004110	$0.004110	$—	$0.004098
Daily Distribution per Class R share(2)(3)(4)	0.00394521	0.00394521	—	0.00393443
Daily Distribution per Class T share(2)(3)	0.003376	0.003376	—	0.003366
Annualized Rate Based on Purchase Price:
Per share of Class A share	6.00%	6.00%	—	6.00%
Per share of Class R share	6.40%	6.40%	—	6.40%
Per share of Class T share	5.17%	5.17%	—	5.17%
_________________

(1)
Our board of directors approved a cash distribution that accrues at the above rates per day for each share of Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period and 366-day period during fiscal years 2017 and 2016, respectively, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

(2)
Our board of directors approved a cash distribution that began to accrue on May 19, 2016 at the above rates per day for each share of Class A common stock and Class T common stock, respectively. Our board of directors also approved a cash distribution that began to accrue on August 2, 2016 at the above rates per day for each share of Class R common stock.

(3)
The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that we will continue to pay distributions at these rates or at all.

(4)
Distributions during the three months ended March 31, 2017 were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances we paid distributions of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the first and second fiscal quarters of 2017, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)(2)	Distributions Declared Per Class R Share(1)(2)	Distributions Declared Per Class T Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash (Used In) Provided by Operating Activities
First Quarter 2017	$952,632	$0.370	$0.353	$0.304	$424,176	$395,811	$819,987	$—	$819,987	$(537,830)
Second Quarter 2017	1,362,134	0.374	0.357	0.307	649,477	589,433	1,238,910	527,154	711,756	527,154
	$2,314,766	$0.744	$0.710	$0.611	$1,073,653	$985,244	$2,058,897	$527,154	$1,531,743	$(10,676)
____________________

(1)
Distributions during the three and six months ended June 30, 2017 were based on daily record dates and calculated at a rate of $0.004110 per share of Class A common stock per day and $0.003376 per share of Class T common stock per day. Distributions during the quarter ended March 31, 2017 were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27% and $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%. During the three months ended June 30, 2017, distributions were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2017, we paid aggregate distributions of $1,238,910 and $2,058,897, including $649,477 and $1,073,653 of distributions paid in cash and 25,472 and 42,541 shares of our common stock issued pursuant to our DRP for $589,433 and $985,244, respectively. For the three and six months ended June 30, 2017, our net loss was $2,647,638 and $4,970,029, we had negative FFO of $92,319 and $53,763 and net cash provided by/(used in) operations of $527,154 and $(10,676), respectively. For the three and six months ended June 30, 2017, we funded $527,154, or 43% and 26%, and $711,756 and $1,531,743 or 57% and 74%, of total distributions paid, including shares issued pursuant to our DRP, from net cash provided by operating activities and with proceeds from our Public Offering, respectively. Since inception, of the $2,638,339 in total distributions paid through June 30, 2017, including shares issued pursuant to our DRP, 20% of such amounts were funded from cash flow from operations and 80% were funded from public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from our Public Offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and overall returns may be reduced.
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

PART I — FINANCIAL INFORMATION (continued)

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
As of June 30, 2017, we had not entered into any material leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
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
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to the Advisor and Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, and payments to the Advisor for reimbursement of certain organization and offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our operating stage, we expect to make payments to the Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by the Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $33,257,061 as of June 30, 2017;

•	proceeds from our Public Offering;

PART I — FINANCIAL INFORMATION (continued)

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of June 30, 2017, we owned five multifamily properties. During the six months ended June 30, 2017, net cash used in operating activities was $10,676 compared to net cash used in operating activities of $65,232 for the six months ended June 30, 2016. The change in net cash used in operating activities is primarily due to an increase in net loss, increase in depreciation and amortization and an increase in accounts payable and accrued liabilities partially offset by a decrease in restricted cash for operating activities, rents and other receivables and amounts due to affiliates. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2017, net cash used in investing activities was $80,821,455 compared to $7,655,847 during the six months ended June 30, 2016. The increase in net cash used in investing activities was primarily the result of our acquisition of two multifamily properties. Net cash used in investing activities during the six months ended June 30, 2017 consisted of the following:

•	$76,726,460 of cash used related to the acquisition of our multifamily properties;

•	$1,075,397 of cash used for improvements to real estate investments;

•	$2,850,000 of cash used for deposits for potential real estate investments;

•	$53,192 of cash provided by restricted cash accounts related to replacement reserves; and

•	$222,790 of cash used to purchase interest rate cap agreements.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
During the six months ended June 30, 2017, net cash provided by financing activities was $97,699,304 compared to $11,255,431 during the six months ended June 30, 2016. The increase in net cash provided by financing activities is due primarily to increased net proceeds from our Public Offering and the issuance of notes payable, partially offset by increased distributions paid to our stockholders. Net cash provided by financing activities during the six months ended June 30, 2017 consisted of the following:

•
$47,070,609 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $3,825,141 and (2) the reimbursement of other offering costs to affiliates in the amount of $4,329,824;

•	$51,702,348 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $403,652; and

•	$1,073,653 of net cash distributions, after giving effect to distributions reinvested by stockholders of $985,244.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)

As of June 30, 2017, we had indebtedness totaling an aggregate principal amount of $123,758,480, including net deferred financing costs of $773,520. The following is a summary of our contractual obligations as of June 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$42,973,133	$2,261,769	$9,093,159	$9,094,231	$22,523,974
Principal payments on outstanding debt obligations(2)	124,532,000	—	53,989	215,954	124,262,057
Distribution and shareholder servicing fee for Class R shares(3)	142,268	10,531	32,522	32,522	66,693
Distribution and shareholder servicing fee for Class T shares(4)	1,985,959	320,775	1,090,984	574,200	—
Total	$169,633,360	$2,593,075	$10,270,654	$9,916,907	$146,852,724
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2017. We incurred interest expense of $1,145,526 and $2,124,012 during the three and six months ended June 30, 2017, including amortization of deferred financing costs totaling $25,515 and $39,199 and net unrealized losses from the change in fair value of interest rate cap agreements of $192,670 and $414,364, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

(3)
Represents an annualized distribution and shareholder servicing fee for Class R shares of up to 0.27% or 0.67%, as applicable, of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

(4)
Represents an annualized distribution and shareholder servicing fee for Class T shares of up to 1.125% of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2017 and 2016. The ability to compare one period to another is significantly affected by acquisitions completed and distributions made during those periods. We commenced real estate operations on May 19, 2016 in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned three multifamily properties as of December 31, 2016 and subsequently acquired two additional properties during the six months ended June 30, 2017. Our results of operations for the three and six months ended June 30, 2017 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table summarizes the consolidated results of operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	Change $	Change %
Total revenues	$3,601,807	$144,746	$3,457,061	2,388%
Operating, maintenance and management	(908,380)	(43,809)	(864,571)	1,974%
Real estate taxes and insurance	(557,570)	(20,348)	(537,222)	2,640%
Fees to affiliates	(372,359)	(188,679)	(183,680)	97%
Depreciation and amortization	(2,555,319)	(75,314)	(2,480,005)	3,293%
Interest expense	(1,145,526)	(29,674)	(1,115,852)	3,760%
General and administrative expenses	(710,291)	(395,516)	(314,775)	80%
Acquisition costs	—	(190,454)	190,454	(100)%
Net loss	$(2,647,638)	$(799,048)	$(1,848,590)	231%

NOI(1)	$1,968,158	$72,903	$1,895,255	2,600%
FFO(2)	$(92,319)	$(723,734)	$631,415	87%
MFFO(2)	$173,684	$(348,847)	$522,531	(150)%
______________

(1)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations (“MFFO”) as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended June 30, 2017, we had a net loss of $2,647,638 compared to a net loss of $799,048 for the three months ended June 30, 2016. The increase in net loss of $1,848,590 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $864,571, the increase in real estate taxes and insurance of $537,222, the increase in fees to affiliates of $183,680, the increase in depreciation and amortization expense of $2,480,005, the increase in interest expense of $1,115,852 and the increase in general and administrative expenses of $314,775, partially offset by the increase in total revenues of $3,457,061 and a decrease in acquisition costs of $190,454. The increase in these expenses was due primarily to the increase in our property portfolio from one multifamily property at June 30, 2016 to five multifamily properties at June 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $3,601,807 for the three months ended June 30, 2017 compared to $144,746 for the three months ended June 30, 2016. The increase of $3,457,061 was primarily due to owning five multifamily properties at June 30, 2017 compared to one multifamily property at June 30, 2016. Our total units increased by 1,076 from 136 at June 30, 2016 to 1,212 at June 30, 2017. Average monthly rents per unit increased from $710 as of June 30, 2016 to $1,132 as of June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2017 were $908,380 compared to $43,809 for the three months ended June 30, 2016. The increase of $864,571 was primarily due to operating five multifamily properties as of June 30, 2017 compared to one multifamily property as of June 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $557,570 for the three months ended June 30, 2017 compared to $20,348 for the three months ended June 30, 2016. The increase of $537,222 was due to the acquisition of four multifamily properties since June 30, 2016 and real estate taxes and insurance expenses for a full reporting period on the property acquired during the three months ended June 30, 2016. We expect these amounts to increase as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $372,359 for the three months ended June 30, 2017 compared to $188,679 for the three months ended June 30, 2016. The increase of $183,680 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio offset by the decrease in acquisition fees as a result of the adoption of ASU 2017-01 on January 1, 2017, resulting in the capitalization of previously expensed fees to affiliates in the accompanying consolidated balance sheets in this quarterly report. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $2,555,319 for the three months ended June 30, 2017 compared to $75,314 for the three months ended June 30, 2016. The increase of $2,480,005 was primarily due to the net increase in depreciable and amortizable assets of $148,979,256 since June 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three months ended June 30, 2017 was $1,145,526 compared to $29,674 for the three months ended June 30, 2016. The increase of $1,115,852 was primarily due to the increase in mortgage notes payable, net of $118,114,346 since June 30, 2016 due to financing incurred in connection with the acquisition of four multifamily properties since June 30, 2016. Included in interest expense is the amortization of deferred financing costs of $25,515 and $1,134 and the unrealized loss on derivative instruments of $192,670 and $8,769, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2017 were $710,291 compared to $395,516 for the three months ended June 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $314,775 was primarily due to the acquisition of four multifamily properties since June 30, 2016 and the continuing operation of the property owned as of June 30, 2016. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)

Acquisition costs
Acquisition costs for the three months ended June 30, 2017 were $0 compared to $190,454 for the three months ended June 30, 2016. The decrease of $190,454 was due to the adoption of ASU 2017-01 as of January 1, 2017 resulting in the capitalization of acquisition costs in the accompanying consolidated balance sheets in this quarterly report. We do not expect acquisition costs to be expensed in future periods.
Consolidated Results of Operations for the For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table summarizes the consolidated results of operations for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016	Change $	Change %
Total revenues	$6,717,522	$144,746	$6,572,776	4,541%
Operating, maintenance and management	(1,613,585)	(43,809)	(1,569,776)	3,583%
Real estate taxes and insurance	(1,039,025)	(20,348)	(1,018,677)	5,006%
Fees to affiliates	(656,511)	(188,679)	(467,832)	248%
Depreciation and amortization	(4,916,266)	(75,314)	(4,840,952)	6,428%
Interest expense	(2,124,012)	(29,674)	(2,094,338)	7,058%
General and administrative expenses	(1,338,152)	(471,412)	(866,740)	184%
Acquisition costs	—	(190,454)	190,454	(100)%
Net loss	$(4,970,029)	$(874,944)	$(4,095,085)	468%

NOI(1)	$3,787,040	$72,903	$3,714,137	5,095%
FFO(2)	$(53,763)	$(799,630)	$745,867	93%
MFFO(2)	$451,568	$(424,743)	$876,311	(206)%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2017, we had a net loss of $4,970,029 compared to $874,944 for the six months ended June 30, 2016. The increase in net loss of $4,095,085 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,569,776, the increase in real estate taxes and insurance of $1,018,677, the increase in fees to affiliates of $467,832, the increase in depreciation and amortization expense of $4,840,952, the increase in interest expense of $2,094,338 and the increase in general and administrative expenses of $866,740, partially offset by the increase in total revenues of $6,572,776 and a decrease in acquisition costs of $190,454. The increase in these expenses was due primarily to the increase in our property portfolio from one multifamily property at June 30, 2016 to five multifamily properties at June 30, 2017.
Total revenues
Total revenues were $6,717,522 for the six months ended June 30, 2017 compared to $144,746 for the six months ended June 30, 2016. The increase of $6,572,776 was primarily due to owning five multifamily properties at June 30, 2017 compared to one multifamily property at June 30, 2016. Our total units increased by 1,076 from 136 at June 30, 2016 to 1,212 at June 30, 2017. Average monthly rents per unit increased from $710 as of June 30, 2016 to $1,132 as of June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.

PART I — FINANCIAL INFORMATION (continued)

Operating, maintenance and management expenses
Operating, maintenance and management expenses were $1,613,585 for the six months ended June 30, 2017 compared to $43,809 for the six months ended June 30, 2016. The increase of $1,569,776 was primarily due to operating five multifamily properties as of June 30, 2017 compared to one multifamily property as of June 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,039,025 for the six months ended June 30, 2017 compared to $20,348 for the six months ended June 30, 2016. The increase of $1,018,677 was due to the acquisition of four multifamily properties since June 30, 2016 and real estate taxes and insurance expenses for a full reporting period on the property acquired during the six months ended June 30, 2016. We expect these amounts to increase as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $656,511 for the six months ended June 30, 2017 compared to $188,679 for the six months ended June 30, 2016. The increase of $467,832 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio, partially offset by the decrease in acquisition fees as a result of the adoption of ASU 2017-01 on January 1, 2017, resulting in the capitalization of previously expensed fees to affiliates in the accompanying consolidated balance sheets in this quarterly report. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $4,916,266 for the six months ended June 30, 2017 compared to $75,314 for the six months ended June 30, 2016. The increase of $4,840,952 was primarily due to the net increase in depreciable and amortizable assets of $148,979,256 since June 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the six months ended June 30, 2017 was $2,124,012 compared to $29,674 for the six months ended June 30, 2016. The increase of $2,094,338 was primarily due to the increase in mortgage notes payable, net of $118,114,346 since June 30, 2016 due to financing incurred in connection with the acquisition of four multifamily properties since June 30, 2016. Included in interest expense is the amortization of deferred financing costs of $39,199 and $1,134 and the unrealized loss on derivative instruments of $414,364 and $8,769, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2017 were $1,338,152 compared to $471,412 for the six months ended June 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $866,740 was primarily due to the acquisition of four multifamily properties since June 30, 2016 and the continuing operation of the property owned as of June 30, 2016. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2017 were $0 compared to $190,454 for the six months ended June 30, 2016. The decrease of $190,454 was due to the adoption of ASU 2017-01 as of January 1, 2017 resulting in the capitalization of acquisition costs in the accompanying consolidated balance sheets in this quarterly report. We do not expect acquisition costs to be expensed in future periods.

PART I — FINANCIAL INFORMATION (continued)

Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,647,638)	$(799,048)	$(4,970,029)	$(874,944)
Fees to affiliates(1)	204,660	180,993	378,639	180,993
Depreciation and amortization	2,555,319	75,314	4,916,266	75,314
Interest expense	1,145,526	29,674	2,124,012	29,674
General and administrative expenses	710,291	395,516	1,338,152	471,412
Acquisition costs(2)	—	190,454	—	190,454
Net operating income	$1,968,158	$72,903	$3,787,040	$72,903
____________________

(1)
Fees to affiliates for the three and six months ended June 30, 2017 exclude property management fees of $134,292 and $221,192 and other fees of $33,407 and $56,680, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2016 exclude property management fees of $3,871 and other fees of $3,815 that are included in NOI.

PART I — FINANCIAL INFORMATION (continued)

(2)
There were no acquisition costs for the three and six months ended June 30, 2017. Acquisition costs for the three and six months ended June 30, 2016, which include acquisition expenses of $190,454, did not meet the criteria for capitalization under ASU 2017-01, and are recorded in acquisition costs in the accompanying consolidated statements of operations.

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of net loss to MFFO:
Net loss	$(2,647,638)	$(799,048)	$(4,970,029)	$(874,944)
Depreciation of real estate assets	1,248,649	27,883	2,280,237	27,883
Amortization of lease-related costs	1,306,670	47,431	2,636,029	47,431
FFO	(92,319)	(723,734)	(53,763)	(799,630)
Acquisition fees and expenses(1)(2)	73,333	366,118	90,967	366,118
Unrealized loss on derivative instruments	192,670	8,769	414,364	8,769
MFFO	$173,684	$(348,847)	$451,568	$(424,743)
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with

PART I — FINANCIAL INFORMATION (continued)

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

(2)
Acquisition expenses for the three and six months ended June 30, 2017 of $73,333 and $90,967, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. There were no acquisition fees for the three and six months ended June 30, 2017. Acquisition fees and expenses for the three and six months ended June 30, 2016 include acquisition fees of $175,664 and acquisition expenses of $190,454, did not meet the criteria for capitalization under ASU 2017-01, and are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

PART I — FINANCIAL INFORMATION (continued)

will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds at variable rates and intend in the future to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of June 30, 2017, we had no outstanding fixed rate debt instruments.
At June 30, 2017, the fair value of our variable rate debt was $126,634,439 and the carrying value of our variable rate debt was $123,758,480. At June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $123,758,480 of our outstanding variable rate debt. Based on interest rates as of June 30, 2017, if interest rates are 100 basis points higher during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase by $1,219,335 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would decrease by $1,255,771.
At June 30, 2017, the weighted-average interest rate of our variable rate debt was 3.60%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2017, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of June 30, 2017 were not in excess of the capped rates. See also Note 10 of our unaudited consolidated financial statements included in this Quarterly Report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of June 30, 2017 of the $177,901,560 purchase price of our real estate assets, 26.6% was located in the Denver, Colorado metropolitan area, 25.0% was located in the Austin, Texas metropolitan area, 18.7% was located in the Atlanta, Georgia metropolitan area and 25.4% was located in the Dallas, Texas metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, resulting in lower net operating income.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 30, 2017, we issued 275 shares of Class A common stock to one of our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
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
As of June 30, 2017, we had sold 2,267,565, 212,578 and 2,077,398 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $55,687,509, $4,783,018 and $49,433,101, respectively, or $109,903,628 in the aggregate, including 28,670 shares of Class A common stock, 1,399 shares of Class R common stock and 25,008 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $680,918, $31,469 and $565,675, respectively, or $1,278,062 in the aggregate.

PART II — OTHER INFORMATION (continued)

From inception through June 30, 2017, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$7,291,976	Actual	6.71%
Other organization and offering costs	6,673,097	Actual	6.14%
Total expenses	$13,965,073	Actual	12.86%
Total public offering proceeds (excluding DRP proceeds)	$108,625,566	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.86%	Actual	12.86%

Distribution and shareholder servicing fees(1)	$2,328,763	Actual
Total expenses including the distribution and shareholder servicing fees	$16,293,836	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	15.00%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fees incurred from inception through June 30, 2017 for Class R shares of 0.27% and 0.67%, as applicable, and Class T shares of up to 1.125% of the purchase price per share sold in our Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through June 30, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $95,938,555, including net offering proceeds from our DRP of $1,278,062. For the period from inception through June 30, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.86%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties. As of June 30, 2017, we had invested in five multifamily properties for a total purchase price of $177,901,560. These property acquisitions were funded from proceeds of our Public Offering and $124,532,000 in secured financings.
During the three months ended June 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2017	—	—	$—	—
May 2017	—	—	—	—
June 2017	874	—	—	(4)
	874	—
____________________

PART II — OTHER INFORMATION (continued)

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2017, we had $20,779, representing an outstanding and unfulfilled repurchase request of 874 Class T shares.

(2)	We currently repurchase shares at prices determined as follows:

•	92.5% of the purchase price for stockholders who have held their shares for at least one year;

•	95.0% of the purchase price for stockholders who have held their shares for at least two years;

•	97.5% of the purchase price for stockholders who have held their shares for at least three years; and

•	100% of the purchase price for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount the respective stockholder paid to acquire the shares from us.

(3)
From inception through June 30, 2017, we did not repurchase any shares of common stock. We intend to fund repurchases exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
The number of shares that may be repurchased pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.

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

Steadfast Apartment REIT III, Inc.

Date:	August 10, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 10, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial Officer and Accounting Officer)

EXHIBIT LIST
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Amendment No. 1 to the Amended and Restated Dealer Manager Agreement, effective as of June 1, 2017, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.2	Amendment No. 1 to Participating Dealer Agreement (included as Exhibit 1.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).
10.3
Purchase and Sale Agreement, made and entered into as of April 28, 2017, by and between Steadfast Asset Holdings, Inc. and PAC Enclave at Vista Ridge, LLC, with Heritage Title Company of Austin, Inc. as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.4
Assignment and Assumption of Purchase Agreement, dated as of May 25, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Vista Ridge, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.5
Property Management Agreement, entered into as of May 25, 2017, by and between Steadfast Management Company, Inc. and STAR III Vista Ridge, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.6
Construction Management Services Agreement, entered into as of May 25, 2017, by and between STAR III Vista Ridge, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.7
Multifamily Note, made as of May 25, 2017, by STAR III Vista Ridge, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.8
Multifamily Loan and Security Agreement, made as of May 25, 2017, by and between STAR III Vista Ridge, LLC and PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.9
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 25, 2017, by STAR III Vista Ridge, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.10
Environmental Indemnity Agreement, dated as of May 25, 2017, by STAR III Vista Ridge, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.11
Guaranty of Non-Recourse Obligations, dated as of May 25, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.12
Assignment of Management Agreement, dated as of May 25, 2017, by and among STAR III Vista Ridge, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

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