Form 10-Q
period 2017-09-30
Steadfast Apartment REIT III, Inc.
filed 2017-11-09
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2017, there were 2,748,657 shares of the Registrant’s Class A common stock issued and outstanding, 275,341 shares of the Registrant’s Class R common stock issued and outstanding and 2,952,459 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$31,844,814	$12,019,503
Building and improvements	251,429,619	85,653,391
Tenant origination and absorption costs	3,220,063	1,899,841
Total real estate, cost	286,494,496	99,572,735
Less accumulated depreciation and amortization	(6,021,349)	(625,232)
Total real estate, net	280,473,147	98,947,503
Cash and cash equivalents	23,865,114	16,389,888
Restricted cash	3,597,926	752,311
Rents and other receivables	502,185	127,933
Other assets	557,534	1,230,766
Total assets	$308,995,906	$117,448,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$4,966,186	$991,685
Mortgage notes payable, net	202,794,204	72,016,933
Distributions payable	617,741	241,258
Due to affiliates	3,482,300	3,991,733
Total liabilities	211,860,431	77,241,609
Commitments and contingencies (Note 9)
Redeemable common stock	2,042,419	292,818
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 2,625,464 and 1,247,420 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	26,255	12,474
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 252,987 and 99,043 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,530	990
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 2,722,324 and 889,434 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	27,223	8,894
Additional paid-in capital	112,920,633	45,632,928
Cumulative distributions and net losses	(17,883,585)	(5,741,312)
Total stockholders’ equity	95,093,056	39,913,974
Total liabilities and stockholders’ equity	$308,995,906	$117,448,401

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$5,150,289	$276,367	$11,190,720	$412,912
Tenant reimbursements and other	593,829	16,134	1,270,920	24,335
Total revenues	5,744,118	292,501	12,461,640	437,247
Expenses:
Operating, maintenance and management	1,553,149	117,584	3,166,733	161,393
Real estate taxes and insurance	900,704	44,258	1,939,729	64,607
Fees to affiliates	678,849	23,778	1,335,360	212,457
Depreciation and amortization	3,254,894	161,777	8,171,160	237,091
Interest expense	1,741,955	44,901	3,865,967	74,575
General and administrative expenses	699,575	383,132	2,037,728	854,543
Acquisition costs	—	19,421	—	209,875
Total expenses	8,829,126	794,851	20,516,677	1,814,541
Net loss	(3,085,008)	(502,350)	(8,055,037)	(1,377,294)
Net loss attributable to noncontrolling interest	—	—	—	(100)
Net loss attributable to common stockholders	$(3,085,008)	$(502,350)	$(8,055,037)	$(1,377,194)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,478,634)	$(360,526)	$(4,067,918)	$(1,030,947)
Net loss per Class A common share — basic and diluted	$(0.58)	$(0.81)	$(1.95)	$(5.98)
Weighted average number of Class A common shares outstanding — basic and diluted	2,434,892	431,975	1,995,953	171,215
Distributions declared per Class A common share	$0.378	$0.377	$1.122	$0.553

Net loss attributable to Class R common stockholders — basic and diluted	$(139,604)	$(5,428)	$(363,178)	$(13,148)
Net loss per Class R common share — basic and diluted	$(0.59)	$(0.86)	$(1.99)	$(6.08)
Weighted average number of Class R common shares outstanding — basic and diluted	229,888	6,503	178,196	2,184
Distributions declared per Class R common share	$0.363	$0.236	$1.073	$0.236

Net loss attributable to Class T common stockholders — basic and diluted	$(1,466,769)	$(136,396)	$(3,623,941)	$(333,099)
Net loss per Class T common share — basic and diluted	$(0.64)	$(0.89)	$(2.14)	$(6.16)
Weighted average number of Class T common shares outstanding — basic and diluted	2,415,355	163,427	1,778,113	55,320
Distributions declared per Class T common share	$0.320	$0.309	$0.931	$0.454

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited)

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	8,000	$80	—	$—	—	$—	$199,920	$—	$200,000	$—	$200,000
Issuance of common stock	1,239,420	12,394	99,043	990	889,434	8,894	53,633,875	—	53,656,153	—	53,656,153
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,639,146)	—	(4,639,146)	—	(4,639,146)
Transfers to redeemable common stock	—	—	—	—	—	—	(292,818)	—	(292,818)	—	(292,818)
Other offering costs to affiliates	—	—	—	—	—	—	(3,329,974)	—	(3,329,974)	—	(3,329,974)
Distributions declared	—	—	—	—	—	—	—	(820,700)	(820,700)	—	(820,700)
Amortization of stock-based compensation	—	—	—	—	—	—	61,071	—	61,071	—	61,071
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	(4,920,612)	(4,920,612)	(100)	(4,920,712)
BALANCE, December 31, 2016	1,247,420	12,474	99,043	990	889,434	8,894	45,632,928	(5,741,312)	39,913,974	—	39,913,974
Issuance of common stock	1,378,044	13,781	153,944	1,540	1,832,890	18,329	80,876,482	—	80,910,132	—	80,910,132
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(7,080,846)	—	(7,080,846)	—	(7,080,846)
Transfers to redeemable common stock	—	—	—	—	—	—	(1,770,380)	—	(1,770,380)	—	(1,770,380)
Other offering costs to affiliates	—	—	—	—	—	—	(4,787,024)	—	(4,787,024)	—	(4,787,024)
Distributions declared	—	—	—	—	—	—	—	(4,087,236)	(4,087,236)	—	(4,087,236)
Amortization of stock-based compensation	—	—	—	—	—	—	49,473	—	49,473	—	49,473
Net loss	—	—	—	—	—	—	—	(8,055,037)	(8,055,037)	—	(8,055,037)
BALANCE, September 30, 2017	2,625,464	$26,255	252,987	$2,530	2,722,324	$27,223	$112,920,633	$(17,883,585)	$95,093,056	$—	$95,093,056

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,055,037)	$(1,377,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,171,160	237,091
Amortization of deferred financing costs	74,595	2,833
Amortization of stock-based compensation	49,473	51,642
Amortization of stock-based annual compensation and meeting fees	20,625	41,625
Change in fair value of interest rate cap agreements	503,935	8,780
Changes in operating assets and liabilities:
Restricted cash for operating activities	(2,951,322)	(132,282)
Rents and other receivables	(330,902)	(8,524)
Other assets	(192,063)	(56,367)
Accounts payable and accrued liabilities	3,863,682	320,570
Due to affiliates	(970,340)	242,212
Net cash provided by (used in) operating activities	183,806	(669,714)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(183,623,803)	(7,525,000)
Additions to real estate investments	(2,010,474)	(74,405)
Escrow deposits for pending real estate acquisitions	(3,300,000)	—
Restricted cash for investing activities	105,707	(123,206)
Purchase of interest rate cap agreements	(288,740)	(8,800)
Net cash used in investing activities	(189,117,310)	(7,731,411)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	131,578,000	5,700,000
Contributions from noncontrolling interest	—	100
Proceeds from issuance of Class A common stock	33,052,652	15,715,295
Proceeds from issuance of Class R common stock	3,418,549	970,000
Proceeds from issuance of Class T common stock	42,604,576	7,829,148
Payments of commissions on sale of common stock and related dealer manager fees	(5,500,593)	(1,593,900)
Reimbursement of other offering costs to affiliates	(5,928,757)	(742,531)
Payment of deferred financing costs	(875,324)	(57,000)
Distributions to common stockholders	(1,940,373)	(71,088)
Net cash provided by financing activities	196,408,730	27,750,024
Net increase in cash and cash equivalents	7,475,226	19,348,899
Cash and cash equivalents, beginning of period	16,389,888	200,000
Cash and cash equivalents, end of period	$23,865,114	$19,548,899

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,774,169	$48,736
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$376,483	$101,659
Application of escrow deposits to acquire real estate	$3,950,100	$—
(Decrease) increase in amounts receivable from transfer agent for Class A common stock	$(60,600)	$105,750
Increase in amounts receivable from transfer agent for Class T common stock	$103,950	$124,740
(Decrease) increase in amounts payable to affiliates for other offering costs	$(1,141,733)	$970,955
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,770,380	$70,228
Increase in redeemable common stock	$1,770,380	$70,228
Increase in redemptions payable	$20,779	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$90,040	$53,465
Increase in due to affiliates from additions to real estate investments	$22,387	$1,486
Increase in due to affiliates from distribution and shareholder servicing fee	$1,580,253	$377,372

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2016. On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
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
As of September 30, 2017, the Company owned seven multifamily properties comprising a total of 1,836 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of September 30, 2017, the Company had sold 2,605,399 shares of Class A common stock, 252,987 shares of Class R common stock and 2,722,324 shares of Class T common stock in the Public Offering for gross proceeds of $64,030,872, $5,691,714 and $64,767,074, respectively, and $134,489,660 in the aggregate, including 43,570 shares of Class A common stock, 2,225 shares of Class R common stock and 43,251 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $1,034,795, $50,065 and $978,337, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before February 5, 2018, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The business of the Company is externally managed by the Advisor pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into an amended and Restated Agreement of Limited Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
September 30, 2017
(unaudited)

and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$197,936	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$413,131	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2017 and December 31, 2016, the fair value of the mortgage notes payable, net was $206,043,283 and $72,128,601, respectively, compared to the carrying value of $202,794,204 and $72,016,933, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a dividend to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a dividend to the holders of Class R shares which began to accrue on August 2, 2016. Distributions declared during the year ended December 31, 2016, were based on daily record dates and calculated at a rate of $0.004098 per Class A share per day, $0.00393443 per Class R share per day and $0.003366 per Class T share per day.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Distributions declared during the period from January 1, 2017 to March 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from April 1, 2017 to June 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day and $0.003376 per Class T share per day. Distributions declared during the period from July 1, 2017 to September 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day and $0.003457 per Class T share per day. Each day during the period from May 19, 2016 to September 30, 2017, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to September 30, 2017, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2017, the Company declared distributions totaling $0.378 and $1.122 per Class A share of common stock, $0.363 and $1.073 per Class R share of common stock and $0.320 and $0.931 per Class T share of common stock, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its preliminary assessment, the Company identified the following types of revenues from non-lease components: application and credit card checks fees, electronic payment convenience fee and participation revenue from cable providers, laundry service providers and vending machines. The company is currently in the process of reviewing its revenue contracts and will then aggregate and quantify the results of its assessment by the end of its fiscal year. Based on its ongoing assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because revenue from these sources is immaterial to the consolidated financial statements. The Company is also not expecting to experience a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance as of January 1, 2017. The Company did not experience a material impact from adopting this new guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of July 1, 2016. The Company did not experience a material impact from adopting this new guidance.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of January 1, 2017. The Company capitalized $4,808,726 of acquisition fees and expenses on the consolidated balance sheet as of September 30, 2017 related to the acquisitions of Reflections on Sweetwater Apartments, The Pointe at Vista Ridge Apartments, Belmar Villas and Ansley at Princeton Lakes on January 12, 2017, May 25, 2017, July 21, 2017 and August 31, 2017, respectively. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of this guidance. Upon adoption of this guidance, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3.          Real Estate
As of September 30, 2017, the Company owned seven multifamily properties comprised of a total of 1,836 apartment homes. The total acquisition price of the Company’s real estate portfolio was $286,998,902. As of September 30, 2017 and December 31, 2016, the Company’s portfolio was approximately 93.4% and 95.9% occupied and the average monthly rent was $1,193 and $1,163, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Current Year Acquisitions
During the nine months ended September 30, 2017, the Company acquired the following properties:

						Purchase Price Allocation
Property Name		Location		Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Reflections on Sweetwater Apartments		Lawrenceville, GA		1/12/2017	280	$5,041,375	$27,371,760	$875,202	$33,288,337
The Pointe at Vista Ridge Apartments		Lewisville, TX		5/25/2017	300	4,610,773	39,663,440	914,010	45,188,223
Belmar Villas		Lakewood, CO		7/21/2017	318	7,105,266	56,203,707	1,194,282	64,503,255
Ansley at Princeton Lakes	—	Atlanta, GA	—	8/31/2017	306	3,067,897	40,414,419	1,111,771	44,594,087
					1,204	$19,825,311	$163,653,326	$4,095,265	$187,573,902
As of September 30, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$31,844,814	$251,429,619	$3,220,063	$286,494,496
Less: Accumulated depreciation and amortization	—	(4,717,615)	(1,303,734)	(6,021,349)
Net investments in real estate and related lease intangibles	$31,844,814	$246,712,004	$1,916,329	$280,473,147

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$12,019,503	$85,653,391	$1,899,841	$99,572,735
Less: Accumulated depreciation and amortization	—	(357,649)	(267,583)	(625,232)
Net investments in real estate and related lease intangibles	$12,019,503	$85,295,742	$1,632,258	$98,947,503
Depreciation and amortization expense was $3,254,894 and $8,171,160 for the three and nine months ended September 30, 2017, and $161,777 and $237,091 for the three and nine months ended September 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements was $2,079,729 and $4,359,966 for the three and nine months ended September 30, 2017, and $61,526 and $89,409 for the three and nine months ended September 30, 2016, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Amortization of the Company’s tenant origination and absorption costs was $1,175,165 and $3,811,194 for the three and nine months ended September 30, 2017, and $100,251 and $147,682 for the three and nine months ended September 30, 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2017, the Company’s real estate portfolio comprised 1,836 apartment homes and was approximately 95.9% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $532,923 and $252,387 as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of September 30, 2017 and December 31, 2016, other assets consisted of:

	September 30, 2017	December 31, 2016
Prepaid expenses	$251,165	$113,150
Interest rate cap agreements	197,936	413,131
Escrow deposits for pending real estate acquisitions	—	650,100
Other deposits	108,433	54,385
Other assets	$557,534	$1,230,766

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2017 and December 31, 2016.

	September 30, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	3.57%	$156,892,000
Fixed rate	1	8/1/2024	3.91%	3.91%	3.91%	47,112,000
Mortgage notes payable, gross	7				3.65%	204,004,000
Deferred financing costs, net(2)						(1,209,796)
Mortgage notes payable, net						$202,794,204

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 1/1/2027	1-Mo LIBOR + 2.31%	1-Mo LIBOR + 2.52%	3.20%	$72,426,000
Mortgage notes payable, gross	3				3.20%	72,426,000
Deferred financing costs, net(2)						(409,067)
Mortgage notes payable, net						$72,016,933
_________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of September 30, 2017 and December 31, 2016 was $81,526 and $6,931, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt obligations(1)	$204,004,000	$—	$—	$53,989	$374,945	$935,679	$202,639,387
_________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of September 30, 2017, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2017, the Company incurred interest expense of $1,741,955 and $3,865,967, respectively. Interest expense for the three and nine months ended September 30, 2017, includes amortization of deferred financing costs of $35,396 and $74,595 and net unrealized losses from the change in fair value of interest rate cap agreements of $89,571 and $503,935, respectively.
For the three and nine months ended September 30, 2016, the Company incurred interest expense of $44,901 and $74,575, respectively. Interest expense for the three and nine months ended September 30, 2016, includes amortization of deferred financing costs of $1,699 and $2,833 and net unrealized losses from the change in fair value of interest rate cap agreement of $11 and $8,780, respectively.
Interest expense of $620,661 and $107,393 was payable as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The following table reflects information regarding shares of common stock sold in the Public Offering from inception through September 30, 2017:

	September 30, 2017
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	2,561,829	250,762	2,679,073	5,491,664
Shares of common stock issued - DRP	43,570	2,225	43,251	89,046
Total shares of common stock issued - Public Offering	2,605,399	252,987	2,722,324	5,580,710
Gross offering proceeds - Primary Offering	$62,996,077	$5,641,649	$63,788,737	$132,426,463
Gross offering proceeds - DRP	1,034,795	50,065	978,337	2,063,197
Total offering proceeds - Public Offering	$64,030,872	$5,691,714	$64,767,074	$134,489,660
Offering costs, before distribution and shareholder servicing fees				(16,950,075)
Offering proceeds, net of offering costs				$117,539,585
Offering proceeds include $141,793 and $98,443 of amounts due from the Company’s transfer agent as of September 30, 2017 and December 31, 2016, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On September 29, 2017 and September 30, 2016, the Company issued 275 shares and 435 shares, respectively, of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $6,875 and $20,625 for the three and nine months ended September 30, 2017, and $10,875 and $41,625 for the three and nine months ended September 30, 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
On May 16, 2016, the Company granted 2,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with the Company raising $2,000,000 in the Public Offering. Pursuant to the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan (defined below), the Company will grant 2,000 shares of restricted Class A common stock to each subsequent independent director that joins the Company’s board of directors. On August 9, 2017, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with their re-election to the board of directors at the Company’s 2017 annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2017 and year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2017 annual meeting is as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Nonvested shares at the beginning of the period	4,500	—
Granted shares	3,000	6,000
Vested shares	(2,250)	(1,500)
Nonvested shares at the end of the period	5,250	4,500
Included in general and administrative expenses is $30,924 and $49,473 for the three and nine months ended September 30, 2017, and $9,429 and $51,642 for the three and nine months ended September 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $114,457. The weighted average remaining term of the restricted common stock was 1.43 years as of September 30, 2017. As of September 30, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2017 and December 31, 2016, no shares of Company preferred stock were issued and outstanding.
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
September 30, 2017
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the nine months ended September 30, 2017, the Company did not repurchase any shares. During the nine months ended September 30, 2017, the Company received a request for the repurchase of 874 shares of Class T common stock with a total repurchase value of $20,779. During the three months ended September 30, 2017, the Company did not repurchase any shares or receive requests for the repurchase of any shares. During the three and nine months ended September 30, 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.
As of September 30, 2017, the Company had an outstanding and unfulfilled repurchase request of 874 Class T shares and recorded $20,779 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to this unfulfilled repurchase request. The Company repurchased the outstanding repurchase request as of September 30, 2017 of $20,779 on the October 30, 2017 Repurchase Date.
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
September 30, 2017
(unaudited)

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
The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the first, second and third fiscal quarters of 2017 and 2016:

	2017(1)			2016(1)
	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter
Daily Distribution per Class A share(2)(3)	$0.004110	$0.004110	$0.004110	$—	$0.004098	$0.004098
Daily Distribution per Class R share(2)(3)(4)	$0.00394521	$0.00394521	$0.00394521	$—	$—	$0.00393443
Daily Distribution per Class T share(2)(3)(5)	$0.003376	$0.003376	$0.003457	$—	$0.003366	$0.003366
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	—%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	—%	—%	6.40%
Per Class T share	5.17%	5.17%	5.30%	—%	5.17%	5.17%
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

(2)
The Company’s board of directors approved a cash distribution that began to accrue on May 19, 2016, at the above rates per day for each share of the Company’s Class A common stock and Class T common stock. The Company’s board of directors also approved a cash distribution that began to accrue on August 2, 2016 at the above rates per day for each share of the Company’s Class R common stock.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

(4)
Distributions during the three months ended March 31, 2017, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances, the Company paid distributions of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(5)
Distributions during the three months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%.

The following table reflects distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	15,779	937	20,012	36,728	38,075	2,219	44,072	84,366
DRP distributions declared (value)	$374,749	$21,071	$452,661	$848,481	$904,284	$49,918	$996,898	$1,951,100
Cash distributions declared	546,925	62,302	314,762	923,989	1,334,483	143,616	658,037	2,136,136
Total distributions declared	$921,674	$83,373	$767,423	$1,772,470	$2,238,767	$193,534	$1,654,935	$4,087,236

DRP distributions paid (in shares)	14,900	826	18,243	33,969	35,356	1,986	39,168	76,510
DRP distributions paid (value)	$353,878	$18,596	$412,662	$785,136	$839,713	$44,690	$885,977	$1,770,380
Cash distributions paid	526,004	58,612	282,104	866,720	1,232,281	130,622	577,470	1,940,373
Total distributions paid	$879,882	$77,208	$694,766	$1,651,856	$2,071,994	$175,312	$1,463,447	$3,710,753

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	3,232	48	1,316	4,596	3,812	48	1,332	5,192
DRP distributions declared (value)	$76,757	$1,084	$29,772	$107,613	$90,536	$1,084	$30,130	$121,750
Cash distributions declared	87,932	1,109	20,947	109,988	99,029	1,109	21,087	121,225
Total distributions declared	$164,689	$2,193	$50,719	$217,601	$189,565	$2,193	$51,217	$242,975

DRP distributions paid (in shares)	2,236	2	600	2,838	2,384	2	600	2,986
DRP distributions paid (value)	$53,105	$35	$13,577	$66,717	$56,616	$35	$13,577	$70,228
Cash distributions paid	58,713	16	9,964	68,693	61,108	16	9,964	71,088
Total distributions paid	$111,818	$51	$23,541	$135,410	$117,724	$51	$23,541	$141,316
As of September 30, 2017, $617,741 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $315,147, $29,034 and $273,560 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $129,055, $8,171 and $161,172, or 5,434, 363 and 7,126 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.
As of December 31, 2016, $241,258 of distributions declared were payable and included in distributions payable in the accompanying consolidated balance sheets, which included $148,374, $10,812 and $82,072 of Class A common stock, Class R common stock and Class T common stock, respectively, of which $64,484, $2,942 and $50,252, or 2,715, 131 and 2,222 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

As reflected in the table above, for the three and nine months ended September 30, 2017, the Company paid total distributions of $1,651,856 and $3,710,753, which related to distributions declared for each day in the period from June 1, 2017 through August 31, 2017 and December 1, 2016 through August 31, 2017, respectively.
For the three and nine months ended September 30, 2016, the Company paid total distributions of $135,410 and $141,316, which related to distributions declared for each day in the period from June 1, 2016 through August 31, 2016 and May 19, 2016 through August 31, 2016, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2017 and 2016 and amounts outstanding to the Advisor and its affiliates as of September 30, 2017 and December 31, 2016 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Prepaid) as of
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$—	$—	$26,980	$—	$—
Investment management fees(2)	458,470	11,286	837,109	16,615	37,686	40,050
Acquisition fees(3)	—	—	—	175,664	—	949,131
Acquisition expenses(3)	—	19,421	—	134,726	—	56,191
Property management:
Fees(2)	166,986	8,927	388,178	12,798	99,960	24,767
Reimbursement of onsite personnel(4)	478,447	51,902	1,011,226	72,471	132,561	21,165
Other fees(2)	53,393	3,565	110,073	7,380	6,216	1,446
Other fees - property operations(4)	9,855	—	14,942	—	—	—
Other fees - G&A(1)	3,950	322	7,777	322	—	—
Other operating expenses(1)	246,348	276,308	748,908	530,901	155,361	309,374
Property insurance(5)	41,305	507	42,319	507	(15,548)	(1,014)
Consolidated Balance Sheets:
Assets
Property escrow deposits(6)	—	—	—	234,000	—	—
Capitalized
Acquisition fees(7)	2,210,153	—	3,852,776	—	—	—
Acquisition expenses(7)	276,508	—	649,787	—	—	—
Construction management:
Fees(8)	35,004	6,349	78,301	6,433	4,974	1,335
Reimbursements of labor costs(8)	67,236	56	138,384	84	18,760	12
Additional paid-in capital
Other offering costs reimbursement	1,470,881	1,169,737	4,787,024	1,713,486	474,754	1,616,487
Selling commissions:
Class A	481,489	564,235	1,865,239	736,323	—	—
Class T	447,639	220,017	1,281,256	238,617	—	—
Dealer manager fees:
Class A	238,940	307,469	984,152	414,964	—	—
Class T	373,033	183,347	1,067,714	198,847	—	—
Distribution and shareholder servicing fee:
Class R(9)	20,667	24,596	111,642	24,596	159,746	55,821
Class T(9)	537,485	330,025	1,770,843	357,925	2,392,282	915,954
	$7,617,789	$3,178,069	$19,747,650	$4,903,639	$3,466,752	$3,990,719

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

(5)
Property related insurance expense and the amortization of the prepaid insurance deductible account are included in general and administrative expenses in the accompanying consolidated statements of operations. The amortization of the prepaid property insurance is included in operating, maintenance and management expenses in the accompanying consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.

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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of Steadfast REIT Investments, LLC (the “Sponsor”), for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through September 30, 2017 and December 31, 2016, the Advisor had incurred on the Company’s behalf $1,566,154 and $776,544, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2017, is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$132,426,463	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$19,863,970	15.00%

O&O expenses recorded:
Sales commissions	$5,414,203	4.09%
Broker Dealer fees(1)	3,418,874	2.58%
Distribution and shareholder servicing fees(2)	2,886,915	2.18%
Offering cost reimbursements	8,116,998	6.13%
Organizational costs reimbursements	26,980	0.02%
Total O&O cost reimbursements recorded by the Company	$19,863,970	15.00%
_____________________

(1)	Includes $1,281,574 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through September 30, 2017 for Class R shares of 0.27% and 0.67% and Class T shares of up to 1.125% of the purchase price per share sold in the Company’s Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through September 30, 2017, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the three and nine months ended September 30, 2017, the Advisor incurred $2,533,501 and $7,811,040 of offering costs related to the Public Offering, respectively. For the three and nine months ended September 30, 2016, the Advisor incurred $3,029,554 and $8,144,494 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $18,925,574 from inception through September 30, 2017, of which $8,235,216 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $474,754 and $1,616,487 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. The deferred offering costs of $8,235,216 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the value of the Company’s investments in properties and real estate-related assets until the aggregate value of the Company’s investments in properties and real estate-related assets equals $300,000,000, which occurred on August 31, 2017. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of the Company’s investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of the Company’s investments in properties will equal their costs, until the investments are valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at September 30, 2017 ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
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
Property Insurance
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor. In addition, the Company deposits amounts with an affiliate of the Sponsor to cover the cost of property and property related insurance across certain properties of the Company.
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
September 30, 2017
(unaudited)

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
As of September 30, 2017, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2017 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2017.
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
Distribution and Shareholder Servicing Fees
The Company pays the Dealer Manager up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Company amended its Charter on August 8, 2017, to authorize and pay

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

different distributions to different holders of Class T and/or Class R shares. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the up to 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% was paid from the current distribution and shareholder servicing fee on Class R shares, which was payable out of amounts that otherwise would have been distributed to holders of Class R shares, and 0.40% was an additional expense of the Company.
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
September 30, 2017
(unaudited)

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
September 30, 2017
(unaudited)

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
On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted Class A common stock. On August 9, 2017, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meetings of stockholders. The Company recorded stock-based compensation expense of $30,924 and $49,473 for the three and nine months ended September 30, 2017, and $9,429 and $51,642 for the three and nine months ended September 30, 2016, related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $58,750 and $171,250 for the three and nine months ended September 30, 2017, and $55,750 and $174,750 for the three and nine months ended September 30, 2016, respectively, related to the independent directors’ annual compensation and the value of shares issued for annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, $51,875 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $76,625 and $56,000 is included in additional paid-in capital on the consolidated balance sheets, respectively.
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
September 30, 2017
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2017 and December 31, 2016:

September 30, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.23%	2.59%	$197,936

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	3	$72,426,000	0.77%	2.70%	$413,131
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2017, resulted in an unrealized loss of $89,571 and $503,935, respectively, and for the three and nine months ended September 30, 2016, resulted in an unrealized loss of $11 and $8,780, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, the Company acquired interest rate cap agreements of $288,740 and $8,800, respectively. The fair value of the interest rate cap agreements of $197,936 and $413,131 as of September 30, 2017 and December 31, 2016, respectively, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

11.          Subsequent Events
Status of Our Offering
As of November 3, 2017, the Company had sold 2,728,592, 275,341 and 2,953,346 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $67,077,028, $6,194,244 and $70,250,194, or an aggregate amount of $143,521,466, including 54,853, 3,018 and 57,963 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $1,302,764, $67,895 and $1,311,129, respectively.
Distributions Paid
Class A
On October 2, 2017, the Company paid distributions of $315,147, which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017 and consisted of cash distributions paid in the amount of $186,092 and $129,055 in Class A shares issued pursuant to the DRP, respectively.
On November 1, 2017, the Company paid distributions of $340,650, which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017 and consisted of cash distributions paid in the amount of $201,739 and $138,911 in Class A shares issued pursuant to the DRP.
Class R
On October 2, 2017, the Company paid distributions of $29,034, which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017 and consisted of cash distributions paid in the amount of $20,863 and $8,171 in Class R shares issued pursuant to the DRP, respectively.
On November 1, 2017, the Company paid distributions of $31,834, which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017 and consisted of cash distributions paid in the amount of $22,174 and $9,660 in Class R shares issued pursuant to the DRP.
Class T
On October 2, 2017, the Company paid distributions of $273,560, which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017 and consisted of cash distributions paid in the amount of $112,388 and $161,172 in Class T shares issued pursuant to the DRP.
On November 1, 2017, the Company paid distributions of $296,355, which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017 and consisted of cash distributions paid in the amount of $124,285 and $172,070 in Class T shares issued pursuant to the DRP.
Declaration of Distributions
On November 7, 2017, the board of directors of the Company declared cash distributions to the holders of Class A, Class R and Class T shares of common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on January 1, 2018 and ending on March 31, 2018; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share per day, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.00394521 per Class R share of common stock per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125% and $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Extension of Public Offering
On November 7, 2017, the board of directors of the Company determined to extend the Company’s Public Offering for an additional year. The Company will continue to offer shares of its common stock to the public through February 5, 2019.

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
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to and qualifies as a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and senior-living properties and securities of other companies owning multifamily properties and senior-living properties.
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
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of November 3, 2017, we had sold 2,728,592 shares of Class A common stock, 275,341 shares of Class R common stock and 2,953,346 shares of Class T common stock in our Public Offering for gross proceeds of $67,077,028, $6,194,244 and $70,250,194, respectively, and $143,521,466 in the aggregate, including 54,853 shares of Class A common stock, 3,018 shares of Class R common stock and 57,963 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $1,302,764, $67,895 and $1,311,129, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2019. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
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
Our Real Estate Portfolio
As of September 30, 2017, we owned the seven multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,652,449	94.1%	95.6%	$734	$685
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,858,701	97.1%	96.3%	1,316	1,254
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,542,369	87.9%	95.7%	1,303	1,332
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,789,339	88.9%	—%	1,018	—
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,939,645	95.3%	—%	1,220	—
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,834,755	95.6%	—%	1,311	—
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,176,946	94.4%	—%	1,206	—
				1,836	$286,998,902	$202,794,204	93.4%	95.9%	$1,193	$1,163
______________

PART I — FINANCIAL INFORMATION (continued)

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At September 30, 2017, our portfolio was approximately 95.9% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2016. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under

PART I — FINANCIAL INFORMATION (continued)

certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2016.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations (“FFO”). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the three and nine months ended September 30, 2017 and 2016, refer to Note 6 to our unaudited consolidated financial statements included in this quarterly report.
The distributions declared and paid during the first, second and third fiscal quarters of 2017, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash (Used In) Provided by Operating Activities
First Quarter 2017	$952,632	$0.370	$0.353	$0.304	$424,176	$395,811	$819,987	$—	$819,987	$(537,830)
Second Quarter 2017	1,362,134	0.374	0.357	0.307	649,477	589,433	1,238,910	527,154	711,756	527,154
Third Quarter 2017	1,772,470	0.378	0.363	0.320	866,720	785,136	1,651,856	194,482	1,457,374	194,482
	$4,087,236	$1.122	$1.073	$0.931	$1,940,373	$1,770,380	$3,710,753	$721,636	$2,989,117	$183,806
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2017, we paid aggregate distributions of $1,651,856 and $3,710,753, including $866,720 and $1,940,373 of distributions paid in cash and 33,969 and 76,510 shares of our common stock issued pursuant to our DRP for $785,136 and $1,770,380, respectively. For the three and nine months ended September 30, 2017, our net loss was $3,085,008 and $8,055,037, we had FFO of $169,886 and $116,123 and net cash provided by operations of $194,482 and $183,806, respectively. For the three and nine months ended September 30, 2017, we funded $194,482 and $721,636, or 12% and 19%, and $1,457,374 and $2,989,117, or 88% and 81%, of total distributions paid, including shares issued pursuant to our DRP, from net cash provided by operating activities and with proceeds from our Public Offering, respectively. Since inception, of the $4,290,195 in total distributions paid through September 30, 2017, including shares issued pursuant to our DRP, 17% of such amounts were funded from cash flow from operations and 83% were funded from public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during

PART I — FINANCIAL INFORMATION (continued)

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
We elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level and our Charter does not require that we make distributions to our stockholders.
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
As of September 30, 2017, we had not entered into any material leases as a lessee.
REIT Compliance
To continue to qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
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
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to the Advisor and Dealer Manager. During our organization and offering stage, these payments include payments to the Dealer Manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, and payments to the Advisor for reimbursement of certain organization and offering expenses. However, the Advisor has

PART I — FINANCIAL INFORMATION (continued)

agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our operating stage, we expect to make payments to the Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by the Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $23,865,114 as of September 30, 2017;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
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
Cash Flows Provided by (Used in) Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of September 30, 2017, we owned seven multifamily properties. During the nine months ended September 30, 2017, net cash provided by operating activities was $183,806 compared to net cash used in operating activities of $669,714 for the nine months ended September 30, 2016. The change in net cash provided by operating activities is primarily due to an increase in net loss, increase in depreciation and amortization and an increase in accounts payable and accrued liabilities partially offset by a decrease in restricted cash for operating activities, rents and other receivables and amounts due to affiliates. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2017, net cash used in investing activities was $189,117,310 compared to $7,731,411 during the nine months

PART I — FINANCIAL INFORMATION (continued)

ended September 30, 2016. The increase in net cash used in investing activities was primarily the result of our acquisition of four multifamily properties during the nine months ended September 30, 2017 compared to one acquisition during the nine months ended September 30, 2016. Net cash used in investing activities during the nine months ended September 30, 2017, consisted of the following:

•	$183,623,803 of cash used related to the acquisition of our multifamily properties;

•	$2,010,474 of cash used for improvements to real estate investments;

•	$3,300,000 of cash used for deposits for potential real estate investments;

•	$105,707 of cash provided by restricted cash accounts related to replacement reserves; and

•	$288,740 of cash used to purchase interest rate cap agreements.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, net cash provided by financing activities was $196,408,730 compared to $27,750,024 during the nine months ended September 30, 2016. The increase in net cash provided by financing activities is due primarily to increased net proceeds from our Public Offering and the issuance of notes payable, partially offset by increased distributions paid to our stockholders. Net cash provided by financing activities during the nine months ended September 30, 2017 consisted of the following:

•
$67,646,427 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $5,500,593 and (2) the reimbursement of other offering costs to affiliates in the amount of $5,928,757;

•	$130,702,676 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $875,324; and

•	$1,940,373 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,770,380.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)

As of September 30, 2017, we had indebtedness totaling an aggregate principal amount of $202,794,204, including net deferred financing costs of $1,209,796. The following is a summary of our contractual obligations as of September 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$65,618,253	$1,882,311	$15,098,424	$15,080,820	$33,556,698
Principal payments on outstanding debt obligations(2)	204,004,000	—	53,989	1,310,624	202,639,387
Distribution and shareholder servicing fee for Class R shares(3)	159,746	8,214	37,409	37,409	76,714
Distribution and shareholder servicing fee for Class T shares(4)	2,392,282	251,301	1,410,073	730,908	—
Total	$272,174,281	$2,141,826	$16,599,895	$17,159,761	$236,272,799
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2017. We incurred interest expense of $1,741,955 and $3,865,967 during the three and nine months ended September 30, 2017, including amortization of deferred financing costs totaling $35,396 and $74,595 and net unrealized losses from the change in fair value of interest rate cap agreements of $89,571 and $503,935, respectively.

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

(4)
Represents an annualized distribution and shareholder servicing fee for Class T shares of 1.125% or 1.0%, as applicable, of the purchase price per share (or, once reported, the amount of our estimated value per share) sold in our Public Offering.

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2017, and December 31, 2016, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. The ability to compare one period to another is significantly affected by acquisitions completed and distributions made during those periods. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned three multifamily properties as of December 31, 2016, and subsequently acquired four additional properties during the nine months ended September 30, 2017. Our results of operations for the three and nine months ended September 30, 2017 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table summarizes the consolidated results of operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change $	Change %
Total revenues	$5,744,118	$292,501	$5,451,617	1,864%
Operating, maintenance and management	(1,553,149)	(117,584)	(1,435,565)	1,221%
Real estate taxes and insurance	(900,704)	(44,258)	(856,446)	1,935%
Fees to affiliates	(678,849)	(23,778)	(655,071)	2,755%
Depreciation and amortization	(3,254,894)	(161,777)	(3,093,117)	1,912%
Interest expense	(1,741,955)	(44,901)	(1,697,054)	3,780%
General and administrative expenses	(699,575)	(383,132)	(316,443)	83%
Acquisition costs	—	(19,421)	19,421	(100)%
Net loss	$(3,085,008)	$(502,350)	$(2,582,658)	514%

NOI(1)	$3,068,934	$118,167	$2,950,767	2,497%
FFO(2)	$169,886	$(340,573)	$510,459	150%
MFFO(2)	$330,665	$(321,141)	$651,806	203%
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

Net loss
For the three months ended September 30, 2017, we had a net loss of $3,085,008, compared to a net loss of $502,350 for the three months ended September 30, 2016. The increase in net loss of $2,582,658 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,435,565, the increase in real estate taxes and insurance of $856,446, the increase in fees to affiliates of $655,071, the increase in depreciation and amortization expense of $3,093,117, the increase in interest expense of $1,697,054 and the increase in general and administrative expenses of $316,443, partially offset by the increase in total revenues of $5,451,617 and a decrease in acquisition costs of $19,421. The increase in these expenses was due primarily to the increase in our property portfolio from one multifamily property at September 30, 2016 to seven multifamily properties at September 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $5,744,118 for the three months ended September 30, 2017, compared to $292,501 for the three months ended September 30, 2016. The increase of $5,451,617 was primarily due to owning seven multifamily properties at September 30, 2017, compared to one multifamily property at September 30, 2016. Our total units increased by 1,700 from 136 at September 30, 2016 to 1,836 at September 30, 2017. Average monthly rents per unit increased from $713 as of September 30, 2016 to $1,193 as of September 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate, ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2017, were $1,553,149, compared to $117,584 for the three months ended September 30, 2016. The increase of $1,435,565 was primarily due to operating seven multifamily properties as of September 30, 2017, compared to one multifamily property as of September 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $900,704 for the three months ended September 30, 2017, compared to $44,258 for the three months ended September 30, 2016. The increase of $856,446 was due to the acquisition of six multifamily properties since September 30, 2016. We expect these amounts to increase as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $678,849 for the three months ended September 30, 2017, compared to $23,778 for the three months ended September 30, 2016. The increase of $655,071 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $3,254,894 for the three months ended September 30, 2017, compared to $161,777 for the three months ended September 30, 2016. The increase of $3,093,117 was primarily due to the net increase in depreciable and amortizable assets of $247,887,992 since September 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three months ended September 30, 2017, was $1,741,955, compared to $44,901 for the three months ended September 30, 2016. The increase of $1,697,054 was primarily due to the increase in mortgage notes payable, net of $197,148,371 since September 30, 2016, due to financing incurred in connection with the acquisition of six multifamily properties since September 30, 2016. Included in interest expense is the amortization of deferred financing costs of $35,396 and $1,699 and the unrealized loss on derivative instruments of $89,571 and $11, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2017, were $699,575, compared to $383,132 for the three months ended September 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $316,443 was primarily due to the acquisition of six multifamily properties since September 30, 2016, and the continuing operation of the property owned as of September 30, 2016. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)

Acquisition costs
Acquisition costs for the three months ended September 30, 2017, were $0, compared to $19,421 for the three months ended September 30, 2016. The decrease of $19,421 was due to the adoption of ASU 2017-01 as of January 1, 2017, resulting in the capitalization of acquisition costs in the accompanying consolidated balance sheets in this quarterly report. We do not expect acquisition costs to be expensed in future periods.
Consolidated Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016	Change $	Change %
Total revenues	$12,461,640	$437,247	$12,024,393	2,750%
Operating, maintenance and management	(3,166,733)	(161,393)	(3,005,340)	1,862%
Real estate taxes and insurance	(1,939,729)	(64,607)	(1,875,122)	2,902%
Fees to affiliates	(1,335,360)	(212,457)	(1,122,903)	529%
Depreciation and amortization	(8,171,160)	(237,091)	(7,934,069)	3,346%
Interest expense	(3,865,967)	(74,575)	(3,791,392)	5,084%
General and administrative expenses	(2,037,728)	(854,543)	(1,183,185)	138%
Acquisition costs	—	(209,875)	209,875	(100)%
Net loss	$(8,055,037)	$(1,377,294)	$(6,677,743)	485%

NOI(1)	$6,855,975	$191,069	$6,664,906	3,488%
FFO(2)	$116,123	$(1,140,203)	$1,256,326	110%
MFFO(2)	$782,233	$(745,884)	$1,528,117	205%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2017, we had a net loss of $8,055,037, compared to $1,377,294 for the nine months ended September 30, 2016. The increase in net loss of $6,677,743 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $3,005,340, the increase in real estate taxes and insurance of $1,875,122, the increase in fees to affiliates of $1,122,903, the increase in depreciation and amortization expense of $7,934,069, the increase in interest expense of $3,791,392 and the increase in general and administrative expenses of $1,183,185, partially offset by the increase in total revenues of $12,024,393 and a decrease in acquisition costs of $209,875. The increase in these expenses was due primarily to the increase in our property portfolio from one multifamily property at September 30, 2016, to seven multifamily properties at September 30, 2017.
Total revenues
Total revenues were $12,461,640 for the nine months ended September 30, 2017, compared to $437,247 for the nine months ended September 30, 2016. The increase of $12,024,393 was primarily due to owning seven multifamily properties at September 30, 2017, compared to one multifamily property at September 30, 2016. Our total units increased by 1,700 from 136 at September 30, 2016 to 1,836 at September 30, 2017. Average monthly rents per unit increased from $713 as of September 30, 2016 to $1,193 as of September 30, 2017. We expect rental income and tenant reimbursements to increase in

PART I — FINANCIAL INFORMATION (continued)

future periods as a result of anticipated future acquisitions of real estate, ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $3,166,733 for the nine months ended September 30, 2017, compared to $161,393 for the nine months ended September 30, 2016. The increase of $3,005,340 was primarily due to operating seven multifamily properties as of September 30, 2017, compared to one multifamily property as of September 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,939,729 for the nine months ended September 30, 2017, compared to $64,607 for the nine months ended September 30, 2016. The increase of $1,875,122 was due to the acquisition of six multifamily properties since September 30, 2016, and real estate taxes and insurance expenses for a full reporting period on the property acquired during the nine months ended September 30, 2016. We expect these amounts to increase as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $1,335,360 for the nine months ended September 30, 2017, compared to $212,457 for the nine months ended September 30, 2016. The increase of $1,122,903 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio, partially offset by the decrease in acquisition fees as a result of the adoption of ASU 2017-01 on January 1, 2017, resulting in the capitalization of previously expensed fees to affiliates in the accompanying consolidated balance sheets in this quarterly report. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $8,171,160 for the nine months ended September 30, 2017, compared to $237,091 for the nine months ended September 30, 2016. The increase of $7,934,069 was primarily due to the net increase in depreciable and amortizable assets of $247,887,992 since September 30, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the nine months ended September 30, 2017 was $3,865,967 compared to $74,575 for the nine months ended September 30, 2016. The increase of $3,791,392 was primarily due to the increase in mortgage notes payable, net of $197,148,371 since September 30, 2016, due to financing incurred in connection with the acquisition of six multifamily properties since September 30, 2016. Included in interest expense is the amortization of deferred financing costs of $74,595 and $2,833 and the unrealized loss on derivative instruments of $503,935 and $8,780, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2017, were $2,037,728, compared to $854,543 for the nine months ended September 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $1,183,185 was primarily due to the acquisition of six multifamily properties since September 30, 2016, and the continuing operation of the property owned as of September 30, 2016. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2017, were $0, compared to $209,875 for the nine months ended September 30, 2016. The decrease of $209,875 was due to the adoption of ASU 2017-01 as of January 1, 2017, resulting in the capitalization of acquisition costs in the accompanying consolidated balance sheets in this quarterly report. We do not expect acquisition costs to be expensed in future periods.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2016. As of September 30, 2017, one property was categorized as a same-store property.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change $	Change %
Same-store property:
Revenues	$319,482	$292,500	$26,982	9%
Operating expenses	181,557	174,333	7,224	4%
NOI	137,925	118,167	19,758	17%

Non-same-store properties:
NOI	2,931,009	—	2,931,009

Total NOI(1)	$3,068,934	$118,167	$2,950,767
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2017, was $137,925, compared to $118,167 for the three months ended September 30, 2016. The 17% increase in same-store net operating income was a result of a 9% increase in same-store rental revenues and a 4% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2017, were $319,482, compared to $292,500 for the three months ended September 30, 2016. The 9% increase in same-store revenues was primarily due to average rent increases at the same-store property from $713 as of September 30, 2016 to $734 as of September 30, 2017, as a result of ordinary monthly rent increases and the completion of value-enhancement projects as well as an increase in same-store average monthly occupancy from 93.4% as of September 30, 2016 to 94.1% as of September 30, 2017.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2017, were $181,557, compared to $174,333 for the three months ended September 30, 2016. The increase in same-store operating expenses was primarily attributable to increase in repairs and maintenance and turnover costs, which includes unit cleaning and painting upon tenants vacating the property.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,085,008)	$(502,350)	$(8,055,037)	$(1,377,294)
Fees to affiliates(1)	458,470	11,286	837,109	192,279
Depreciation and amortization	3,254,894	161,777	8,171,160	237,091
Interest expense	1,741,955	44,901	3,865,967	74,575
General and administrative expenses	699,575	383,132	2,037,728	854,543
Acquisition costs(2)	—	19,421	—	209,875
Other gains(3)	(952)	—	(952)	—
Net operating income	$3,068,934	$118,167	$6,855,975	$191,069
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2017, exclude property management fees of $166,986 and $388,178 and other fees of $53,393 and $110,073, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2016, exclude property management fees of $8,927 and $12,798 and other fees of $3,565 and $7,380, respectively, that are included in NOI.

(2)
There were no acquisition costs for the three and nine months ended September 30, 2017. Acquisition costs for the three and nine months ended September 30, 2016, which includes acquisition expenses of $19,421 and $209,875, respectively, did not meet the criteria for capitalization under ASU 2017-01, and are recorded in acquisition costs in the accompanying consolidated statements of operations.

(3)	Other gains for the three and nine months ended September 30, 2017 and 2016 include non-recurring insurance claim recoveries that are not included in NOI.

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net loss to MFFO:
Net loss	$(3,085,008)	$(502,350)	$(8,055,037)	$(1,377,294)
Depreciation of real estate assets	2,079,729	61,526	4,359,966	89,409
Amortization of lease-related costs	1,175,165	100,251	3,811,194	147,682
FFO	169,886	(340,573)	116,123	(1,140,203)
Acquisition fees and expenses(1)(2)	71,208	19,421	162,175	385,539
Unrealized loss on derivative instruments	89,571	11	503,935	8,780
MFFO	$330,665	$(321,141)	$782,233	$(745,884)
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

PART I — FINANCIAL INFORMATION (continued)

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

(2)
Acquisition expenses for the three and nine months ended September 30, 2017, of $71,208 and $162,175, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. All acquisition fees for the three and nine months ended September 30, 2017, were capitalized pursuant to ASU 2017-01 and therefore were not recorded in the statements of operations impacting net loss and MFFO. Acquisition fees and expenses for the three and nine months ended September 30, 2016, include acquisition fees of $0 and $175,664 and acquisition expenses of $19,421 and $209,875, respectively, that did not meet the criteria for capitalization under ASU 2017-01, and are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

PART I — FINANCIAL INFORMATION (continued)

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2017, the fair value of our fixed rate debt was $46,657,209 and the carrying value of our fixed rate debt was $46,834,755. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at September 30, 2017. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2017, the fair value of our variable rate debt was $159,386,074 and the carrying value of our variable rate debt was $155,959,449. At September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $155,959,449 of our outstanding variable rate debt. Based on interest rates as of September 30, 2017, if interest rates are 100 basis points higher during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase by $1,559,758 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2018, interest expense on our variable rate debt would decrease by $1,565,932.
At September 30, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.91% and 3.57%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.65% at September 30, 2017. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2017, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of September 30, 2017, were not in excess of the capped rates. See also Note 10 of our unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of September 30, 2017, of the $286,998,902 purchase price of our real estate assets, 39.0% was located in the Denver, Colorado metropolitan area, 15.5% was located in the Austin, Texas metropolitan area, 27.1% was located in the Atlanta, Georgia metropolitan area and 15.7% was located in the Dallas, Texas metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, resulting in lower net operating income.
A recent final regulation issued by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code, could have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retired Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation, the results of such review are unknown. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach. Therefore, certain requirements and exemptions will not take effect until January 1, 2018, and other key requirements and exemptions will not take effect until July 1, 2019.
The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The new regulation will undoubtedly make it more difficult to market investment products without carefully considering the exposures created by the new regulation.

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 9, 2017, we granted 1,000 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. On September 29, 2017, we issued 275 shares of Class A common stock to one of our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
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
As of September 30, 2017, we had sold 2,605,399, 252,987 and 2,722,324 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $64,030,872, $5,691,714 and $64,767,074, respectively, or $134,489,660 in the aggregate, including 43,570 shares of Class A common stock, 2,225 shares of Class R common stock and 43,251 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $1,034,795, $50,065 and $978,337, respectively, or $2,063,197 in the aggregate.
From inception through September 30, 2017, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$8,833,077	Actual	6.67%
Other organization and offering costs	8,143,978	Actual	6.15%
Total expenses	$16,977,055	Actual	12.82%
Total public offering proceeds (excluding DRP proceeds)	$132,426,463	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.82%	Actual	12.82%

Distribution and shareholder servicing fees(1)	$2,886,915	Actual
Total expenses including the distribution and shareholder servicing fees	$19,863,970	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	15.00%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fees incurred from inception through September 30, 2017 for Class R shares of up to 0.67% and Class T shares of up to 1.125% of the purchase price per share sold in our Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through September 30, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $117,512,605, including net offering proceeds from our DRP of $2,063,197. For the period from inception through September 30, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.82%.

PART II — OTHER INFORMATION (continued)

We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties. As of September 30, 2017, we had invested in seven multifamily properties for a total purchase price of $286,998,902. These property acquisitions were funded from proceeds of our Public Offering and $204,004,000 in secured financings.
During the three months ended September 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2017	—	—	$—	(4)
August 2017	—	—	—	(4)
September 2017	—	—	—	(4)
	—	—
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At September 30, 2017, we had $20,779, representing an outstanding and unfulfilled repurchase request of 874 Class T shares, all of which were fulfilled on October 30, 2017.

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
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or disability will be equal to the average issue price per share for all of the stockholder’s shares. The required one-year holding period does not apply to repurchases requested within 270 days after the death or disability of a stockholder.

(3)
From inception through September 30, 2017, we did not repurchase any shares of common stock. We intend to fund repurchases exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
The number of shares that may be repurchased pursuant to the share repurchase program during any calendar year is limited to: (1) 5% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II — OTHER INFORMATION (continued)

Item 5.  Other Information
None.
Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1
Second Articles of Amendment and Restatement of Steadfast Apartment REIT III, Inc., filed May 16, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 17, 2016 and incorporated herein by reference).

3.2
Articles of Amendment of Steadfast Apartment REIT III, Inc., filed August 8, 2017 (included as Exhibit 3.1 to the Company’s Post-Effective Amendment No. 9 to Form S-11 (Registration No. 333-207952), filed August 10, 2017 and incorporated herein by reference).

3.3
Bylaws of Steadfast Apartment REIT III, Inc. (included as Exhibit 3.3 to Company’s Registration Statement on Form S-11 (File No. 333-207952), filed November 12, 2015 and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 10 to Form S-11 (File No. 333-207952), filed October 10, 2017 and incorporated herein by reference).

4.2
Form of Distribution Reinvestment Plan (included as Exhibit 4.2 to the Company’s Post-Effective Amendment No. 10 to Form S-11 (File No. 333-207952), filed October 10, 2017 and incorporated herein by reference).

4.3
Form of Redemption Request Form (included as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 10 to Form S-11 (File No. 333-207952), filed October 10, 2017 and incorporated herein by reference).

4.4
Form of Application for Transfer (included as Exhibit 4.4 to the Company’s Post-Effective Amendment No. 10 to Form S-11 (File No. 333-207952), filed October 10, 2017 and incorporated herein by reference).

10.1
Purchase and Sale Agreement, made and entered into as of May 22, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC, with Fidelity National Title Insurance Company as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.2
First Amendment to Purchase and Sale Agreement, made and entered into as of June 2, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.3
Second Amendment to Purchase and Sale Agreement, made and entered into as of June 9, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.4
Third Amendment to Purchase and Sale Agreement, made and entered into as of June 16, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.5
Assignment and Assumption of Purchase Agreement, dated as of July 21, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Belmar, LLC (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.6
Property Management Agreement, entered into as of July 21, 2017, by and between Steadfast Management Company, Inc. and STAR III Belmar, LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.7
Construction Management Services Agreement, entered into as of July 21, 2017, by and between STAR III Belmar, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

PART II — OTHER INFORMATION (continued)

10.8
Multifamily Loan and Security Agreement, made as of July 21, 2017, by and between STAR III Belmar, LLC and Berkeley Point Capital LLC (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.9
Multifamily Note, made as of July 21, 2017, by STAR III Belmar, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.10
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of July 21, 2017, by STAR III Belmar, LLC to the Public Trustee of Jefferson County for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.11
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 21, 2017, by and among STAR III Belmar, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.12
Guaranty, dated as of July 21, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.13
Purchase and Sale Agreement, made and entered into as of June 20, 2017, by and between Steadfast Asset Holdings, Inc. and Ansley NC, LLC and US Diversified Residential 2, LLC, with Fidelity National Title Insurance Company as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.14
Assignment and Assumption of Purchase Agreement, dated as of August 31, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Princeton Lakes, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.15
Property Management Agreement, entered into as of August 31, 2017, by and between Steadfast Management Company, Inc. and STAR III Princeton Lakes, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.16
Construction Management Services Agreement, entered into as of August 31, 2017, by and between STAR III Princeton Lakes, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.17
Multifamily Loan and Security Agreement (Non-Recourse), made as of August 31, 2017, by and between STAR III Princeton Lakes, LLC and PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.18
Multifamily Note, made as of August 31, 2017, by STAR III Princeton Lakes, LLC in favor of PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.19
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 31, 2017, by STAR III Princeton Lakes, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.20
Assignment of Management Agreement, dated as of August 31, 2017, by and among STAR III Princeton Lakes, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.21
Environmental Indemnity Agreement, dated as of August 31, 2017, by STAR III Princeton Lakes, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.22
Guaranty of Non-Recourse Obligations, dated as of August 31, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II — OTHER INFORMATION (continued)

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

Steadfast Apartment REIT III, Inc.

Date:	November 9, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)