Form 10-K
period 2017-12-31
Steadfast Apartment REIT III, Inc.
filed 2018-03-16
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock. The Registrant is currently offering shares at $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock, with discounts available for certain categories of purchasers.
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 2,170,400 shares of Class A common stock, 212,579 shares of Class R common stock and 2,077,370 shares of Class T common stock held by non-affiliates, for an aggregate market value of $108,505,208, assuming a market value of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.
As of March 8, 2018, there were 3,045,202 shares of the Registrant’s Class A common stock issued and outstanding, 355,174 shares of the Registrant’s Class R common stock issued and outstanding and 3,746,310 shares of the Registrant’s Class T common stock issued and outstanding.

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
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk

i

Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

ii

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT III, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on July 29, 2015, as a Maryland corporation that has elected to be taxed as, and currently qualifies as, a REIT. We intend to use substantially all of the net proceeds from our Public Offering (described below) to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties. As of December 31, 2017, we owned nine multifamily properties comprised of a total of 2,592 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio.”
On February 5, 2016, we commenced our initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public in the primary offering (the “Primary Offering”). We initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also registered up to $300,000,000 in shares pursuant to the our distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
Commencing on July 25, 2016, we revised the terms of our Public Offering to include Class R shares. We are currently offering a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also currently offering up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. Our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the our estimated value per share and other factors that our board of directors deem relevant. We may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of March 8, 2018, we had sold 3,027,906 shares of Class A common stock, 355,174 shares of Class R common stock and 3,747,197 shares of Class T common stock in our Public Offering for gross proceeds of $74,500,466, $7,991,429 and $89,110,432, respectively, and $171,602,327 in the aggregate, including 79,024 shares of Class A common stock, 5,064 shares of Class R common stock and 92,709 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $4,087,845. We will continue to offer shares of our common stock on a continuous basis until the earlier of (i) February 5, 2019, unless further extended as permitted under applicable law or earlier terminated by our board of directors, and (ii) the date on which the maximum offering amount has been sold. In certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
We are externally managed by Steadfast Apartment Advisor III, LLC (the “Advisor”) pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among us, Steadfast Apartment REIT III Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to us on behalf of the Advisor. We have retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for our Public Offering. The Dealer Manager is responsible for marketing our shares of common stock being offered pursuant to our Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership and own a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. We entered into an Amended and Restated Agreement of Limited Partnership on July 25, 2016, with the Advisor (as amended, the “Partnership Agreement”). As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds from our Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and our percentage ownership in the Operating Partnership increases proportionately.
Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company (the “Sponsor”), is indirectly controlled by Rodney F. Emery, the chairman of our board of directors and chief executive officer. We refer to each of our Sponsor, Advisor, Dealer Manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.” The chart below shows the relationships among our Company and various Steadfast Companies affiliates.

_______________

(1)
Crossroads Capital Multifamily, LLC’s percentage interest in our Sponsor is contingent upon a net increase in book capitalization (as defined in our Sponsor’s limited liability company agreement). Crossroads Capital Multifamily, LLC (“Crossroads Capital Multifamily”) and Crossroads Capital Advisors are affiliated entities, each being wholly-owned subsidiaries of Crossroads Capital Group, LLC.

Objectives and Strategies
Our investment objectives are to:

•	realize capital appreciation in the value of our investments over the long term; and

•	pay attractive and stable cash distributions to stockholders.

We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily and independent senior-living properties located in targeted markets throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We expect that a majority of our portfolio will consist of established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue, intended to provide a potential source of stable income to investors. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. With respect to approximately 50-70% of our portfolio, we intend to execute a value-enhancement strategy whereby we will acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. We believe that many of the properties targeted for value-enhancement typically will also be established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue. However, these properties present an opportunity to increase rental revenue by expending incremental capital (typically approximately 4-7% of the original unit price) in aesthetic improvements such as new doors and lighting hardware, flooring, window coverings and appliances. Often such enhancements are cosmetic in nature and do not require building permits. This work does not constitute “reconstruction” or “remodeling” as those terms are commonly used, and we believe the properties targeted for value-enhancement would otherwise be accretive to and consistent with our greater portfolio regardless of whether any value-enhancement expenditures are made. These properties are deemed “under-managed” insofar as prior owners either failed to recognize the potential for, or did not have the capital to execute, a value-enhancement strategy. Although our primary focus will be the acquisition of multifamily and independent senior-living properties, we may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties, which we collectively refer to as “real estate-related assets.”
2017 Highlights
During 2017, we:

•	acquired six multifamily properties for an aggregate purchase price of $269,709,230;

•	reported net cash provided by financing activities of $270,282,264 and $119,551,512 for the years ended December 31, 2017 and 2016, respectively;

•	had a net loss of $11,753,187 for the year ended December 31, 2017;

•
paid cash distributions of $1,824,122 to Class A common stockholders and distributed $1,246,638 in shares of our Class A common stock pursuant to our DRP, which together constituted a 6.00% annualized distribution rate to our stockholders based on a purchase price of $25.00 per share;

•
paid cash distributions of $195,955 to Class R common stockholders and distributed $73,524 in shares of our Class R common stock pursuant to our DRP, subject to an annual distribution and shareholder fee of up to 0.67%, which together constituted an up to 6.40% annualized distribution rate to our stockholders based on a purchase price of $22.50 per share;

•
paid cash distributions of $944,694 to Class T common stockholders and distributed $1,399,218 in shares of our Class T common stock pursuant to our DRP, subject to an annual distribution and shareholder servicing fee of up to 1.125%, which together constituted an up to 5.30% annualized distribution rate to our stockholders based on a purchase price of $23.81 per share;

•
issued 1,636,211 of Class A common stock, 210,475 of Class R common stock and 2,481,444 shares of Class T common stock in our Public Offering, including shares issued pursuant to our DRP, resulting in gross offering proceeds of $40,318,632, $4,734,574 and $59,009,576, respectively, and $104,062,782 in the aggregate;

•
increased modified funds from operations (“MFFO”), as defined by the Investment Program Association (“IPA”), to $1,340,468 for the year ended December 31, 2017, from negative $1,076,205 for the year ended December 31, 2016 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
increased funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), to $735,644 for the year ended December 31, 2017, from negative $4,094,977 for the year ended December 31, 2016 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item

7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”); and

•
increased net operating income (“NOI”) to $10,915,679 for the year ended December 31, 2017, from $666,864 for the year ended December 31, 2016 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”).

Our Real Estate Portfolio
As of December 31, 2017, we owned nine multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding(3)	Capitalization Rate(4)
1	Carriage House Apartment Homes	Gurnee, IL	136	89.7%	$699	5/19/2016	$7,525,000	$5,654,085	6.5%
2	Bristol Village Apartments	Aurora, CO	240	95.0%	1,319	11/17/2016	47,400,000	34,863,756	5.6%
3	Canyon Resort at Great Hills Apartments	Austin, TX	256	91.0%	1,254	12/29/2016	44,500,000	31,547,712	5.5%
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	280	92.9%	1,024	1/12/2017	33,288,337	22,796,058	5.8%
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	300	91.7%	1,223	5/25/2017	45,188,223	28,944,722	5.7%
6	Belmar Villas	Lakewood, CO	318	91.2%	1,310	7/21/2017	64,503,255	46,846,596	5.8%
7	Ansley at Princeton Lakes	Atlanta, GA	306	91.2%	1,168	8/31/2017	44,594,087	32,182,527	5.7%
8	Sugar Mill Apartments	Lawrenceville, GA	244	97.1%	1,094	12/7/2017	36,305,492	24,605,346	5.6%
9	Avery Point Apartments	Indianapolis, IN	512	93.2%	776	12/15/2017	45,829,836	31,029,639	5.9%
			2,592	92.6%	$1,089		$369,134,230	$258,470,441
________________

(1)
As of December 31, 2017, our portfolio was approximately 94.5% leased, calculated using the number of occupied and contractually leased units divided by total units. As of December 31, 2017, no single tenant accounted for greater than 10% of our 2017 gross annualized rental revenue.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed in the table.

(4)
The capitalization rate reflected in the table is as of the closing of the acquisition of the property. We calculate the capitalization rate for a real property by dividing the “net operating income” of the property by the purchase price of the property, excluding acquisition costs. Net operating income is calculated by deducting all operating expenses of a property, including property taxes and management fees but excluding debt service payments and capital expenditures, from gross operating revenues received from a property. For purposes of this calculation, net operating income is determined using the projected first year net operating income of the property based on in-place leases, potential rent increases or decreases for each unit and other revenues from late fees or services, adjusted for projected vacancies, tenant concessions, if any, and charges not collected.

We plan to invest approximately $3.8 million during the year ending December 31, 2018, for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.

The following information generally applies to all of our properties:

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
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial Public Offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third-party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Second Articles of Amendment and Restatement (as amended, the “Charter”), we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
We may also compete with Steadfast Income REIT, Inc. (“Steadfast Income REIT”) and Steadfast Apartment REIT, Inc. (“Steadfast Apartment REIT”), public, non-listed REITs sponsored by our Sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Apartment REIT terminated its primary offering on March 24, 2016, but continues to offer shares pursuant to its distribution reinvestment plan and may engage in future public offerings for its shares. Steadfast Income REIT terminated its initial public offering on December 20, 2013, but may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT and Steadfast Apartment REIT are no longer raising capital, they may have funds, including proceeds from the sale of assets or the refinancing of debt, available for investment. Although Steadfast Income REIT and Steadfast Apartment REIT are the only investment programs currently sponsored by or affiliated with our Sponsor that may directly compete with us for investment opportunities, our Sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast

Apartment REIT or any other program affiliated with our Sponsor for investments, our Sponsor will face potential conflicts of interest and there is a risk that our Sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own and expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT and other affiliates of our Sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and have operated as such commencing with the taxable year ending December 31, 2016. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
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
We commenced operations on May 19, 2016, with our acquisition of the Carriage House Apartment Homes. We and the Advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
From inception through December 31, 2017, we have experienced quarterly and annual net losses and may experience similar losses in the future.
From inception through December 31, 2017, we incurred a net loss of $16,673,799. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
We have paid and it is likely we will continue to pay distributions from sources other than our cash flow from operations, including from the proceeds of our Public Offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our Public Offering, borrowings, advances from our Sponsor or Advisor and the deferral of fees and expense reimbursements by our Advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $6,263,593 in total distributions we paid during the period from our inception through December 31, 2017, including shares issued pursuant to our DRP, 91% of such amounts were funded from offering proceeds. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid and it is likely we will continue to pay, distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
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
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. If we fund distributions from financings or the net proceeds of our Public Offering, we will have fewer funds available for investment in properties than if our distributions came solely from cash flow from operations and your overall return may be reduced. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we may use third-party borrowings to fund our distributions, but we may determine to use net proceeds of our Public Offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds from our Public Offering we may use from this offering to fund distributions. We may also fund such distributions with the deferral by the Advisor, in its sole discretion, of fees payable under the Advisory Agreement.
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
A portion of the offering price from the sale of our shares in our Public Offering is used to pay fees and expenses to the Advisor and its affiliates, including the Dealer Manager. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties, though the board of directors must approve the payment of certain fees. In addition, the full offering price paid by stockholders will not be invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or the Company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of the Company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
Investors who subscribe for shares of our Class R common stock or Class T common stock in the early stages of our offering will pay more distribution and shareholder servicing fees than investors who subscribe for shares of Class R common stock or Class T common stock near the termination of our offering.
With respect to Class R shares or Class T shares that are sold in this offering, we will pay the dealer manager a distribution and shareholder servicing fee that accrues daily and is paid monthly in arrears, equal up to (a) 1/365th of 0.67% of the amount of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) of Class R shares sold in our Primary Offering and (b) 1/365th of 1.125% of the amount of the purchase price per Class T share (or, once reported, the amount of our estimated value per share) of Class T shares sold in our Primary Offering. We will reduce the distribution and shareholder servicing fee with respect to a Class R share sold in our Primary Offering to 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) if the holder of such Class R share is, from time to time, represented by a registered investment adviser that is not a participant on an alternative investment platform. We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class R stockholder) with respect to a Class R share sold in our Primary Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our DRP); (ii) the end of the month in which our transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class R share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class R share in our Primary Offering; (iii) the date on which such Class R share is repurchased by the Company; and (iv) the listing of our shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets. We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in our Primary Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in our Primary Offering (i.e., excluding proceeds from sales pursuant to our DRP); (ii) the sixth anniversary of the last day of the fiscal quarter in which our Public Offering (excluding our DRP) terminates; (iii) the end of the month in which our transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in our Primary Offering; (iv) the end of the month in which our transfer agent, on behalf of the Company, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% of the total gross investment amount at the time of purchase of such Class T share in our Primary Offering; (v) the date on which such Class T share is repurchased by the Company; (vi) the date on which the holder of such Class T share or its agent notifies the Company or our agent that he or she is represented by a new participating broker-dealer; provided that we will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; and (vii) the listing of our shares of common stock on a national securities exchange, the sale of the Company or the sale of all or substantially all of the Company’s assets. Since we cannot determine if or when aggregate underwriting compensation from all sources will equal 10%, holders of Class R shares and Class T shares may continue to pay such distribution and shareholder servicing fee for an extended period of time. Therefore, investors who subscribe for Class R shares or Class T shares in the early stages of our Public Offering will pay a higher aggregate amount of distribution and shareholder servicing fees than those investors who subscribe for Class R shares or Class T shares closer to the termination of our Public Offering.

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
Our ability to successfully conduct our Public Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully establish, operate and maintain a network of broker-dealers.
Our Dealer Manager only has experience acting as a dealer manager for three public offerings in addition to ours. The success of this offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to establish, operate and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees and build a sufficient network of broker-dealers for this offering, we may not be able to raise adequate proceeds to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
Non-listed REITs have been the subject of scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA, the SEC and certain states. We could also become the subject of scrutiny and may face difficulties in raising capital in the future should negative perceptions develop regarding non-listed REITs. If we become the subject of such scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to management.
Our securities, like other non-listed REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations, including the SEC, the states and the Financial Industry Regulatory Authority, Inc. (“FINRA”), impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
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
Financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act represents a significant change in the U.S. financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the U.S. federal government following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
Disruptions in the financial markets and resulting economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
U.S. and global financial markets experienced significant volatility and disruption from the economic recession in 2008 and 2009. The capital markets turmoil during the most recent recession resulted in widespread tightening of credit markets containing debt and equity capital available for investment in real estate, capitalization rates and other investor return requirements increased while real estate asset values declined. Recently, during the subsequent economic recovery, the overall economy has begun to improve and capital has become more readily available. However, the failure of a sustained economic recovery or future disruptions in the financial markets could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decline. Current and future economic conditions may significantly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
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
We may not provide stockholders with an estimated value per share of our common stock until a date that is no later than 150 days following the second anniversary of breaking escrow in our Public Offering. Therefore, stockholders will not be able to determine the true value of their shares on an ongoing basis during our Public Offering.
We are required to publicly disclose an estimated value per share of our common stock on a date that is no later than 150 days following the second anniversary of breaking escrow in our Public Offering. On May 16, 2016, we raised the minimum offering amount of $2,000,000 and broke escrow in our Public Offering. Therefore, you will not be able to determine the true value of your shares on an ongoing basis until such time as we establish an estimated value per share. Our estimated value per share will be based upon valuations of all of our assets by independent third-party appraisers and qualified independent valuation experts recommended by the Advisor and approved by our board of directors. Our estimated value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arm’s-length transaction, if our shares were actively traded or if we were liquidated.
Because our Charter does not require our listing or liquidation by a specified date or at all, stockholders should be prepared to hold their shares for an indefinite period of time.
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
The net proceeds of our Public Offering will be used for investments in properties and for payment of operating expenses, various fees and other expenses. During our Public Offering, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our multifamily properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
We report MFFO, a non-GAAP financial measure.
We report MFFO, a non-GAAP financial measure, which we believe to be an appropriate supplemental measure to reflect our operating performance.
Not all public, non-listed REITs calculate MFFO the same way, so comparisons of our MFFO with that of other public, non-listed REITs may not be meaningful. MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. MFFO should only be used to assess the sustainability of our operating performance after our Public Offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of MFFO accordingly. For further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”
Risks Relating to Our Organizational Structure
Maryland law and our organizational documents limit your right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our Charter also provides that we will generally indemnify our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. We have also entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our Charter provides that we may not indemnify our directors, the Advisor and its affiliates for loss or liability suffered by them or hold our directors or the Advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result of these limitations on liability and indemnification provisions and agreements, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if indemnification rights were not granted.
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
Our Dealer Manager will not perform an independent due diligence review in connection with our Public Offering.
Because the Dealer Manager is an affiliate of our Advisor, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. The lack of an independent due diligence review and investigation by our dealer manager increases the risk of your investment because it may not have uncovered facts that would be important to a potential investor.
We may compete with Steadfast Income REIT, Steadfast Apartment REIT and other affiliates of our Sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.
We may compete for investment opportunities with Steadfast Income REIT and Steadfast Apartment REIT, public, non-listed REITs sponsored by our Sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Apartment REIT commenced its initial public offering on December 30, 2013 and terminated its primary offering on March 24, 2016, but continues to offer its shares pursuant to its distribution reinvestment plan and may engage in future public offerings for its shares. Steadfast Income REIT terminated its initial public offering on December 20, 2013, but may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT and Steadfast Apartment REIT are no longer raising capital, they may have funds, including proceeds from the sale of assets or the refinancing of debt, available for investment. Although Steadfast Income REIT and Steadfast Apartment REIT are the only investment programs currently sponsored by or affiliated with our Sponsor that may directly compete with us for investment opportunities, our Sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT or any other program affiliated with our Sponsor for investments, our Sponsor will face potential conflicts of interest and there is a risk that our Sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own and expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT and other affiliates of our Sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our Sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our Sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same or other types of investments that we do.
Our Sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our Sponsor and its affiliates, including Steadfast Income REIT, Steadfast Apartment REIT and Stira Alcentra Global Credit Fund, a closed-end fund recently formed by affiliates of our Sponsor. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, the amount of proceeds raised in our Public Offering and the Advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, the Advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of the Advisor than to us.
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
Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), an affiliate of the Advisor, served as the dealer manager for Steadfast Income REIT and Steadfast Apartment REIT’s public offerings. Other future programs that our Sponsor may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our Public Offering. As a result, our Sponsor and our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our Sponsor generally seeks to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our Sponsor will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2017, of the $369,134,230 purchase price of our real estate assets, 30.3% was located in the Denver, Colorado metropolitan area, 30.9% was located in the Atlanta, Georgia metropolitan area, 12.1% was located in the Austin, Texas metropolitan area, 12.2% was located in the Dallas, Texas metropolitan area, and 12.4% was located in Indianapolis, Indiana metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower net operating income.
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
The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and the Company.

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
We expect to implement a “value-enhancement” strategy for approximately 50 - 70% of the conventional multifamily homes we acquire. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, upgraded cabinets, countertops and flooring. Our strategy for acquiring value-

enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. Our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.
Multifamily properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.
Multifamily properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Additionally, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.
In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. All these provisions would restrict our ability to sell a property, which could hinder our ability to adjust our portfolio in response to changes in economic and other conditions.
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
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and lower the amounts available for distribution to our stockholders.

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
We use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets. However, no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.
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
Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Distributions payable by REITs, however, are generally subject to a higher tax rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
If our Operating Partnership fails to maintain its status as a partnership or as an otherwise disregarded entity, its income may be subject to taxation, which would reduce the cash available for distribution to our stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of the Operating Partnership as a partnership or as a disregarded entity for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a partnership or as a disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

In addition, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.

While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Act.

We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to civil (and criminal, if the failure is willful) penalties.
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (such as pension, stock bonus, profit-sharing or 401(k) plans), and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) whose assets are being invested in our common stock. If you are investing the assets of such a plan or arrangement (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•
your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code applicable to your plan or arrangement, or any other applicable governing authority in the case of a government plan;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•
your investment satisfies the prudence, diversification and other requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code that apply to your plan or arrangement;

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
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation. In response on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final rule. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions. Therefore, certain requirements and exemptions will not take effect until July 1, 2019.
The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation will undoubtedly make it more difficult to market investment products without carefully considering the exposures created by the new regulation.
If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.
If you establish a plan or account through which you invest in our common stock, federal law may require you to withdraw required minimum distributions from such plan in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If you require liquidity, you may generally sell your shares, but such sale may be at a price less than the price at which you initially purchased your shares of our common stock. If you fail to withdraw required minimum distributions from your plan or account, you may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2017, we owned nine multifamily properties, consisting of an aggregate of 2,592 apartment homes. The total purchase price of our real estate portfolio as of December 31, 2017 was $369,134,230. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report.
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
ITEM 4.                                                MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2018, we had approximately 7,146,686 shares of common stock outstanding held by a total of approximately 4,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist FINRA members and their associated persons that participate in our Public Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, the Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Advisor estimated the value of our common stock at $25.00 per Class A share, $22.50 per Class R share and $23.81 per Class T share as of December 31, 2017. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our Public Offering is $25.00 per Class A share, $22.50 per Class R share and $23.81 per Class T share. Pursuant to current rules and regulations, we will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in our Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation, based on the valuations of our assets and liabilities with the assistance of independent third-party appraisers or qualified valuation experts.
These reported values are likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets as of December 31, 2017, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated value does not take into account fees and expenses we pay with respect to our operations.
Distribution Information
We elected to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2016. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

 Distributions declared during the years ended December 31, 2017 and 2016, aggregated by quarter, are as follows:

	2017 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$952,632	$1,362,134	$1,772,470	$2,102,017	$6,189,253
Total Per Class A Share Distribution	$0.370	$0.374	$0.378	$0.378	$1.500
Total Per Class R Share Distribution	$0.353	$0.357	$0.363	$0.352	$1.425
Total Per Class T Share Distribution	$0.304	$0.307	$0.320	$0.310	$1.241
Daily Distribution per Class A share (2)(3)	$0.004110	$0.004110	$0.004110	$0.004110	$0.016440
Daily Distribution per Class R share (2)(3)(4)	$0.00394521	$0.00394521	$0.00394521	$0.00394521	$0.01578084
Daily Distribution per Class T share (2)(3)(5)	$0.003376	$0.003376	$0.003457	$0.003376	$0.013585
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.40%
Per Class T share	5.17%	5.17%	5.30%	5.17%

	2016 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$25,374	$217,601	$577,725	$820,700
Total Per Class A Share Distribution	$—	$0.176	$0.377	$0.377	$0.930
Total Per Class R Share Distribution	$—	$—	$0.236	$0.362	$0.598
Total Per Class T Share Distribution	$—	$0.145	$0.309	$0.310	$0.764
Daily Distribution per Class A share (2)(3)	$—	$0.004098	$0.004098	$0.004098	$0.012294
Daily Distribution per Class R share (2)(3)	$—	$—	$0.00393443	$0.00393443	$0.00786886
Daily Distribution per Class T share (2)(3)	$—	$0.003366	$0.003366	$0.003366	$0.010098
Annualized Rate Based on Purchase Price:
Per Class A share	—%	6.00%	6.00%	6.00%
Per Class R share	—%	—%	6.40%	6.40%
Per Class T share	—%	5.17%	5.17%	5.17%
_________________

(1)
Our board of directors approved a cash distribution that accrued at the above rates per day for each share of our Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period and 366-day period during fiscal years 2017 and 2016, respectively, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

(2)
Our board of directors approved a cash distribution that began to accrue on May 19, 2016, at the above rates per day for each share of our Class A common stock and Class T common stock. Our board of directors also approved a cash distribution that began to accrue on August 2, 2016, at the above rates per day for each share of our Class R common stock.

(3)
The distributions declared accrued daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that we will continue to pay distributions at these rates or at all.

(4)
Distributions during the fiscal year 2017, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three months ended March 31, 2017, and the three months ended December 31, 2017, we paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(5)
Distributions during the three months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the three months ended September 30, 2017, and the three months ended December 31, 2017, we paid distributions at a rate of $0.003376 subject to an annual distribution and shareholder fee of 1.125%.
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016
Ordinary income	—%	—%
Return of capital	100%	100%
Total	100%	100%
Generally, our policy is to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by the Advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our Public Offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return on their investment in us may be reduced. Since inception, through December 31, 2017, 91% of all distributions, including shares issued pursuant to our DRP, have been funded from offering proceeds.
Stockholders may elect to have the cash distributions reinvested in the same class of shares of our common stock at an initial price of $23.75 per Class A share, $22.50 per Class R share and $22.62 per Class T share pursuant to the DRP. No sales commissions or dealer manager fees are payable on shares sold through our DRP. Our board of directors may terminate the DRP at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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
On March 31, 2017, June 30, 2017, September 29, 2017 and December 29, 2017, we issued 275 shares of Class A common stock to our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. During the year ended December 31, 2016, we issued 2,240 shares of Class A common stock to our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of our board of directors. The shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-207952), registering a Public Offering of up to $1,300,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our Public Offering on February 5, 2016. We initially offered a maximum of $1,000,000,000 in shares of our common stock to the public in our Primary Offering at $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), and $300,000,000 in shares of our common stock pursuant to our DRP at $23.75 for each Class A share and $22.62 for each Class T share. Commencing on July 25, 2016, we revised the terms of our Public Offering to include Class R shares. We are currently offering a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares). Up to $300,000,000 in shares pursuant to our DRP is currently being offered at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share.
As of December 31, 2017, we had sold 2,867,391, 309,518 and 3,370,878 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $70,517,739, $6,963,048 and $80,182,148, respectively, or $157,662,935 in the aggregate, including 60,704 shares of Class A common stock, 3,506 shares of Class R common stock and 65,941 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $1,441,723, $78,899 and $1,491,578, respectively, or $3,012,200 in the aggregate.
From inception through December 31, 2017, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The dealer manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$10,222,972	Actual	6.61%
Other organization and offering costs	9,524,123	Actual	6.16%
Total expenses	$19,747,095	Actual	12.77%
Total public offering proceeds (excluding DRP proceeds)	$154,650,735	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.77%	Actual	12.77%

Distribution and shareholder servicing fees(1)	3,450,515	Actual
Total expenses including the distribution and shareholder servicing fees	$23,197,610	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	15.00%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fee incurred from inception through December 31, 2017, for Class R shares and Class T shares of up to 0.67% and up to 1.125%, respectively, of the purchase price per share sold in our Public Offering. From inception through December 31, 2017, the distribution and shareholder servicing fees incurred with respect to Class R shares and Class T shares were $197,391 and $3,253,124, respectively. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through December 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $137,915,840, including net offering proceeds from our DRP of $3,012,200. For the period from inception through December 31, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.77%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in our targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties. As of December 31, 2017, we had invested in nine multifamily properties for a total purchase price of $369,134,230. These property acquisitions were funded from proceeds of our Public Offering and $260,021,000 in secured financings.
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
Our board of directors will determine an estimated value per share of our common stock based on valuations by independent third-party appraisers or qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in our Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.
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
(4)   Our board of directors will determine an estimated value per share of our common stock based on valuations by independent third-party appraisers or qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in our Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.

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
During the year ended December 31, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follow:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2017	—	—	$—	(4)
May 2017	—	—	—	(4)
June 2017	874	—	—	(4)
July 2017	—	—	—	(4)
August 2017	—	—	—	(4)
September 2017	—	—	—	(4)
October 2017	1,195	887	23.76	(4)
November 2017	—	—	—	(4)
December 2017	1,849	—	—	(4)
	3,918	887
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2017, we had $71,080, representing outstanding and unfulfilled repurchase requests of 3,044 Class A shares, all of which were fulfilled on January 31, 2018.

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

(3)	We have funded repurchases exclusively from the net proceeds we received from the sale of shares under the DRP.

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

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2017, 2016 and 2015, and for the years ended December 31, 2017 and 2016, and for the period from July 29, 2015 (Inception) to December 31, 2015, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our Public Offering and expect to raise additional capital, make future acquisitions and increase our borrowings, which will have a significant impact on our future results of operations.

	As of December 31,
	2017	2016	2015
Balance sheet data
Total real estate, net	$360,485,475	$98,947,503	$—
Total assets	381,554,845	117,448,401	200,000
Mortgage notes payable, net	258,470,441	72,016,933	—
Total liabilities	270,430,279	77,241,609	—
Redeemable common stock	2,920,059	292,818	—
Total stockholders’ equity	108,204,507	39,913,974	200,000

	For the Year Ended December 31,		For the Period from July 29, 2015 (Inception) to December, 31 2015
	2017	2016
Operating data
Total revenues	$19,591,577	$1,264,906	$—
Net loss	(11,753,187)	(4,920,712)	—
Net loss attributable to non-controlling interest	—	(100)	—
Net loss attributable to common stockholders	(11,753,187)	(4,920,612)	—
Net loss attributable to Class A common stockholders - basic and diluted	(5,726,887)	(3,160,451)	—
Net loss attributable to Class R common stockholders - basic and diluted	(534,790)	(165,258)	—
Net loss attributable to Class T common stockholders - basic and diluted	(5,491,510)	(1,594,903)	—
Net loss per Class A common share - basic and diluted	(2.49)	(8.36)	—
Net loss per Class R common share - basic and diluted	(2.55)	(8.42)	—
Net loss per Class T common share - basic and diluted	(2.75)	(8.62)	—
Other data
Cash flows provided by (used in) operating activities	2,712,339	(2,171,609)	—
Cash flows used in investing activities	(273,850,530)	(101,190,015)	—
Cash flows provided by financing activities	270,282,264	119,551,512	200,000
Total distributions declared to Class A common stockholders	3,286,288	560,327	—
Total distributions declared to Class R common stockholders	295,072	27,997	—
Total distributions declared to Class T common stockholders	2,607,893	232,376	—
Distributions declared per Class A common share(1)	1.500	0.930	—
Distributions declared per Class R common share(1)	1.425	0.598	—
Distributions declared per Class T common share(1)	1.241	0.764	—
Weighted average number of Class A common shares outstanding - basic and diluted	2,190,070	374,595	—
Weighted average number of Class R common shares outstanding - basic and diluted	204,514	19,587	—
Weighted average number of Class T common shares outstanding - basic and diluted	2,100,058	189,037	—
FFO(2)	735,644	(4,094,977)	—
MFFO(2)	1,340,468	(1,076,205)	—
_________________

(1)	For information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as an alternative to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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
Overview
We were formed on July 29, 2015, as a Maryland corporation that has elected to be taxed as, and currently qualifies as, a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties.
On February 5, 2016, we commenced our Public Offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share (up to $500,000,000 in Class A shares) and $23.81 for each Class T share (up to $500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offered up to $300,000,000 in shares of common stock pursuant to our DRP at an initial price of $23.75 for each Class A share and $22.62 for each Class T share. Commencing on July 25, 2016, we revised the terms of the Public Offering to include Class R Shares. We are currently offering a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. Up to $300,000,000 in shares is currently being offered pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to the DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by the Advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts selected buy the Advisor.
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of March 8, 2018, we had sold 3,027,906 shares of Class A common stock, 355,174 shares of Class R common stock and 3,747,197 shares of Class T common stock in our Public Offering for gross proceeds of $74,500,466, $7,991,429 and $89,110,432, respectively, and $171,602,327 in the aggregate, including 79,024 shares of Class A common stock, 5,064 shares of Class R common stock and 92,709 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $4,087,845. We will continue to offer shares of our common stock on a continuous basis until February 5, 2019, unless further extended as permitted under applicable law or earlier terminated by our board of directors, and (ii) the date on which the maximum offering amount has been sold. In certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
Steadfast Apartment Advisor III, LLC is our advisor. Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. The Advisor sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments, Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of December 31, 2017, we owned nine multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
							December 31,		December 31,
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	2017	2016	2017	2016
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,654,085	89.7%	95.6%	$699	$685
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,863,756	95.0%	96.3%	1,319	1,254
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,547,712	91.0%	95.7%	1,254	1,332
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,796,058	92.9%	—%	1,024	—
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,944,722	91.7%	—%	1,223	—
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,846,596	91.2%	—%	1,310	—
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,182,527	91.2%	—%	1,168	—
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,605,346	97.1%	—%	1,094	—
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,029,639	93.2%	—%	776	—
				2,592	$369,134,230	$258,470,441	92.6%	95.9%	$1,089	$1,163
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At December 31, 2017, our portfolio was approximately 94.5% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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
Liquidity and Capital Resources
If we raise substantially less funds in the offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of the amount of funds we raise in the Public Offering. Our inability to raise substantial funds in the Public Offering or otherwise would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. Once we have fully invested the proceeds of our Public Offering, we expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to the Advisor and Dealer Manager. During our organization and offering stage, these payments include payments to the Dealer Manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fees, and payments to the Advisor for reimbursement of certain organization and offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, the dealer manager fee, the distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our operating stage, we expect to make payments to the Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by the Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. We expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $15,533,961 as of December 31, 2017;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
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
Cash Flows Provided by (Used in) Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of December 31, 2017, we owned nine multifamily properties. During the year ended December 31, 2017, net cash provided by operating activities was $2,712,339, compared to net cash used in operating activities of $2,171,609 for the year ended December 31, 2016. The change in net cash provided by operating activities is primarily due to an increase in net loss, increase in depreciation and amortization, increase in restricted cash for operating activities and an increase in accounts payable and accrued liabilities, partially offset by a decrease in amounts due to affiliates. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2017, net cash used in investing activities was $273,850,530, compared to $101,190,015 during the year ended December 31, 2016. The increase in net cash used in investing activities was primarily the result of our acquisition of six multifamily properties during the year ended December 31, 2017, compared to our acquisition of three multifamily properties during the year ended December 31, 2016. Net cash used in investing activities during the year ended December 31, 2017, consisted of the following:

•	$264,059,130 of cash used related to the acquisition of six multifamily properties;

•	$4,139,039 of cash used for improvements to real estate investments;

•	$5,000,000 of cash used for deposits for potential real estate investments;

•	$363,621 of cash used to fund restricted cash accounts related to replacement reserves; and

•	$288,740 of cash used to purchase interest rate cap agreements.
Cash Flows Provided by Financing Activities
During the year ended December 31, 2017, net cash provided by financing activities was $270,282,264, compared to $119,551,512 during the year ended December 31, 2016. The increase in net cash provided by financing activities is due primarily to increased net proceeds from our Public Offering and the issuance of notes payable, partially offset by increased distributions paid to our stockholders. Net cash provided by financing activities during the year ended December 31, 2017, consisted of the following:

•
$86,934,110 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $7,067,978 and (2) the reimbursement of other offering costs to affiliates in the amount of $7,377,882;

•	$186,333,994 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,261,006;

•	$21,069 of cash paid for the repurchase of common stock; and

•	$2,964,771 of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,719,380.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of December 31, 2017, we had indebtedness totaling an aggregate principal amount of $258,470,441, including net deferred financing costs of $1,550,559. The following is a summary of our contractual obligations as of December 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$83,693,800	$10,183,729	$20,566,736	$20,345,000	$32,598,335
Principal payments on outstanding debt obligations(2)	260,021,000	—	428,934	5,388,337	254,203,729
Distribution and shareholder servicing fee for Class R shares(3)	184,295	25,657	44,678	44,678	69,282
Distribution and shareholder servicing fee for Class T shares(4)	2,753,843	960,524	1,620,390	172,929	—
Total	$346,652,938	$11,169,910	$22,660,738	$25,950,944	$286,871,346
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2017. We incurred interest expense of $5,898,156 during the year ended December 31, 2017, including amortization of deferred financing costs totaling $119,514 and net unrealized losses from the change in fair value of interest rate cap agreements of $444,252.

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

Our debt obligations contain customary financial or non-financial debt covenants. As of December 31, 2017 and 2016, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2017 and 2016. During the period from July 29, 2015 (inception) to May 18, 2016, we had been formed and had commenced our Public Offering but had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. The ability to compare one period to another is significantly affected by acquisitions completed and distributions made during those periods in addition to the implementation of our value-enhancement strategy. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned three multifamily properties as of December 31, 2016, and subsequently acquired six additional multifamily properties during the year ended December 31, 2017. Our results of operations for the year ended December 31, 2017, are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016
The following table summarizes the consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016	Change $	Change %
Total revenues	$19,591,577	$1,264,906	$18,326,671	1,449%
Operating, maintenance and management	(5,163,724)	(376,536)	(4,787,188)	1,271%
Real estate taxes and insurance	(2,763,816)	(160,707)	(2,603,109)	1,620%
Fees to affiliates	(2,402,297)	(2,221,052)	(181,245)	8%
Depreciation and amortization	(12,488,831)	(825,735)	(11,663,096)	1,412%
Interest expense	(5,898,156)	(281,031)	(5,617,125)	1,999%
General and administrative expenses	(2,627,940)	(1,426,575)	(1,201,365)	84%
Acquisition costs	—	(893,982)	893,982	(100)%
Net loss	$(11,753,187)	$(4,920,712)	$(6,832,475)	139%

NOI(1)	$10,915,679	$666,864	$10,248,815	1,537%
FFO(2)	$735,644	$(4,094,977)	$4,830,621	118%
MFFO(2)	$1,340,468	$(1,076,205)	$2,416,673	225%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO as defined by the IPA as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “— Funds From Operations and Modified Funds From Operations.”

Net loss
For the year ended December 31, 2017, we had a net loss of $11,753,187, compared to a net loss of $4,920,712 for the year ended December 31, 2016. The increase in net loss of $6,832,475 over the comparable prior year period was primarily due to the increase in depreciation and amortization expense of $11,663,096, the increase in interest expense of $5,617,125, the increase in operating, maintenance and management expenses of $4,787,188, the increase in real estate taxes and insurance of $2,603,109, the increase in fees to affiliates of $181,245 and the increase in general and administrative expenses of $1,201,365, partially offset by the increase in total revenues of $18,326,671 and a decrease in acquisition costs of $893,982. The increase in these expenses was primarily due to the increase in our property portfolio from three multifamily properties at December 31, 2016, to nine multifamily properties at December 31, 2017.
Total revenues
Total revenues were $19,591,577 for the year ended December 31, 2017, compared to $1,264,906 for the year ended December 31, 2016. The increase of $18,326,671 was primarily due to owning nine multifamily properties at December 31, 2017, compared to three multifamily properties at December 31, 2016. Our total units increased by 1,960 from 632 at December 31, 2016 to 2,592 at December 31, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate, ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $5,163,724 for the year ended December 31, 2017, compared to $376,536 for the year ended December 31, 2016. The increase of $4,787,188 was primarily due to operating nine multifamily properties at December 31, 2017, compared to three multifamily properties at December 31, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $2,763,816 for the year ended December 31, 2017, compared to $160,707 for the year ended December 31, 2016. The increase of $2,603,109 was primarily due to the acquisition of six multifamily properties since December 31, 2016, and real estate taxes and insurance expenses for a full reporting period on the properties acquired during the year ended December 31, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $2,402,297 for the year ended December 31, 2017, compared to $2,221,052 for the year ended December 31, 2016. The increase of $181,245 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio, partially offset by the decrease in acquisition fees and as a result of the adoption of ASU 2017-01, Business Combinations (Topic 805): clarifying the definition of a business (“ASU 2017-01”) on January 1, 2017, resulting in the capitalization of previously expensed fees to affiliates in the accompanying consolidated balance sheet in this Annual Report. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.

Depreciation and amortization
Depreciation and amortization expenses were $12,488,831 for the year ended December 31, 2017, compared to $825,735 for the year ended December 31, 2016. The increase of $11,663,096 was primarily due to the net increase in depreciable and amortizable assets of $240,297,356 since December 31, 2016. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the year ended December 31, 2017, was $5,898,156 compared to $281,031 for the year ended December 31, 2016. The increase of $5,617,125 was primarily due to the increase in mortgage notes payable, net of $186,453,508 since December 31, 2016, due to financing incurred in connection with the acquisition of six multifamily properties since December 31, 2016. Included in interest expense is the amortization of deferred financing costs of $119,514 and $6,931 and the unrealized loss on derivative instruments of $444,252 and $24,989 for the years ended December 31, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the year ended December 31, 2017, were $2,627,940 compared to $1,426,575 for the year ended December 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $1,201,365 was primarily due to the acquisition of six multifamily properties since December 31, 2016, and the continuing operation of the properties owned as of December 31, 2016. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments, but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2017, were $0, compared to $893,982 for the year ended December 31, 2016. The decrease of $893,982 was due to the adoption of ASU 2017-01 as of January 1, 2017, resulting in the capitalization of acquisition costs in the accompanying consolidated balance sheets in this Annual Report. We do not expect acquisition costs to be expensed in future periods.
Property Operations for the Three Months Ended December 31, 2017, Compared to the Three Months Ended December 31, 2016
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at October 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after October 1, 2016. As of December 31, 2017, one property, Carriage House Apartment Homes, was categorized as a same-store property.
The following table presents the same-store and non-same-store results from operations for the three months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31,
	2017	2016	Change $	Change %
Same-store property:
Revenues	$325,800	$309,241	$16,559	5%
Operating expenses	188,118	174,314	13,804	8%
NOI	137,682	134,927	2,755	2%

Non-same-store properties:
NOI	3,922,025	340,868	3,581,157

Total NOI(1)	$4,059,707	$475,795	$3,583,912
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

Net Operating Income
Same-store net operating income was $137,682 for the three months ended December 31, 2017, compared to $134,927 for the three months ended December 31, 2016. The 2% increase in same-store net operating income was a result of a 5% increase in same-store rental revenues and an 8% increase in same-store operating expenses.
Revenues
Same-store revenues were $325,800 for the three months ended December 31, 2017, compared to $309,241 for the three months ended December 31, 2016. The 5% increase in same-store revenues was primarily due to average rent increases at the same-store property from $685 as of December 31, 2016, to $699 as of December 31, 2017, as a result of ordinary monthly rent increases and the completion of value-enhancement projects, partially offset by a decrease in occupancy rates from 95.6% as of December 31, 2016, to 89.7% as of December 31, 2017.
Operating Expenses
Same-store operating expenses were $188,118 for the three months ended December 31, 2017, compared to $174,314 for the three months ended December 31, 2016. The increase in same-store operating expenses was primarily attributable to increase in utilities for the property.
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

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016, computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016
Net loss	$(3,698,150)	$(3,543,419)	$(11,753,187)	$(4,920,712)
Fees to affiliates(1)	818,540	1,967,974	1,655,649	2,160,253
Depreciation and amortization	4,317,671	588,644	12,488,831	825,735
Interest expense	2,032,189	206,456	5,898,156	281,031
General and administrative expenses	590,212	572,033	2,627,940	1,426,575
Acquisition costs(2)	—	684,107	—	893,982
Other gains(3)	(755)	—	(1,710)	—
NOI	$4,059,707	$475,795	$10,915,679	$666,864
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2017, exclude property management fees of $184,397 and $572,575 and other fees of $64,000 and $174,073, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2016, exclude property management fees of $35,086 and $47,884 and other fees of $5,535 and $12,915, respectively, that are included in NOI.

(2)
There were no acquisition costs for the year ended December 31, 2017. Acquisition costs for the three months and year ended December 31, 2016, which include acquisition expenses of $684,107 and $893,982, respectively, did not meet the criteria for capitalization under ASU 2017-01, and are recorded in acquisition costs in the accompanying consolidated statements of operations.

(3)
Other gains for the three months and year ended December 31, 2017, include non-recurring insurance claim recoveries that are not included in NOI. There were no other gains for the year ended December 31, 2016.

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated the measure FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. On January 1, 2017, we elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016

Reconciliation of net loss to MFFO:
Net loss	$(11,753,187)	$(4,920,712)
Depreciation of real estate assets	7,045,959	357,649
Amortization of lease-related costs	5,442,872	468,086
FFO	735,644	(4,094,977)
Acquisition fees and expenses(1)(2)	160,572	2,993,783
Unrealized loss on derivative instruments	444,252	24,989
MFFO	$1,340,468	$(1,076,205)

FFO per share - basic and diluted	$0.16	$(7.02)
MFFO per share - basic and diluted	0.30	(1.85)
Loss per common share - basic and diluted	(2.61)	(8.44)
Weighted average number of common shares outstanding - basic and diluted	4,494,642	583,220
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

(2)
Acquisition expenses for the year ended December 31, 2017, of $160,572 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. All acquisition fees for the year ended December 31, 2017, were capitalized pursuant to ASU 2017-01 and therefore were not recorded in the statements of operations impacting net loss and MFFO. Acquisition fees and expenses for the year ended December 31, 2016, include acquisition fees of $2,099,801 and acquisition expenses of $893,982 and are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.

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
As of December 31, 2017, we had not entered into any material leases as a lessee.
REIT Compliance
To maintain our qualification as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our FFO. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the year ended December 31, 2017 and 2016 , see Note 6 (Stockholders’ Equity) to the consolidated financial statements included in the Annual Report.
The distributions declared and paid during each of the four quarters of fiscal year 2017, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Provided by (Used In) Operating Activities
First Quarter 2017	$952,632	$0.370	$0.353	$0.304	$424,176	$395,811	$819,987	$—	$819,987	$(537,830)
Second Quarter 2017	1,362,134	0.374	0.357	0.307	649,477	589,433	1,238,910	527,154	711,756	527,154
Third Quarter 2017	1,772,470	0.378	0.363	0.320	866,720	785,136	1,651,856	194,482	1,457,374	194,482
Fourth Quarter 2017	2,102,017	0.378	0.352	0.310	1,024,398	949,000	1,973,398	1,973,398	—	2,528,533
	$6,189,253	$1.500	$1.425	$1.241	$2,964,771	$2,719,380	$5,684,151	$2,695,034	$2,989,117	$2,712,339
____________________

(1)	Assumes each share was issued and outstanding each day during the periods presented.

(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2017, we paid aggregate distributions of $5,684,151, including $2,964,771 of distributions paid in cash and 117,614 shares of our common stock issued pursuant to our DRP for $2,719,380. For the year ended December 31, 2017, our net loss was $11,753,187, we had FFO of $735,644 and net cash provided by operations of $2,712,339. For the year ended December 31, 2017, we funded $2,695,034, or 47%, and $2,989,117, or 53%, of total distributions paid, including shares issued pursuant to our DRP, from net cash provided by operating activities and with proceeds from our Public Offering, respectively. Since inception, of the $6,263,593 in total distributions paid through December 31, 2017, including shares issued pursuant to our DRP, 9% of such amounts were funded from cash flow from operations and 91% were funded from public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
We elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ending December 31, 2016. To continue to qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level and our Charter does not require that we make distributions to our stockholders.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.
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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, we early adopted ASU 2017-01, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. All of our real estate investments acquired in fiscal year 2017, qualify as asset acquisitions, and as such, acquisition costs are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset.

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
Real Estate Purchase Price Allocation
Prior to the adoption of ASU 2017-01, we recorded the acquisition of income-producing real estate or real estate that are used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred. Upon adoption of ASU 2017-01, we record the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in an asset acquisition are measured at their acquisition-date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
Organization and Offering Costs
Organization and offering expenses include all expenses to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of our Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in our Public Offering.
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
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions, dealer manager fees and the distribution and shareholder servicing fee, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other then Public Offering proceeds.
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2016. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally would not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017, 2016, and 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2017.
Subsequent Events
Status of Our Offering
As of March 8, 2018, we had sold 3,027,906, 355,174 and 3,747,197 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $74,500,466, $7,991,429 and $89,110,432, or an aggregate amount of $171,602,327, including 79,024, 5,064 and 92,709 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $1,876,814, $113,947 and $2,097,084, respectively.

Distributions Paid
Class A
On January 2, 2018, we paid distributions of $363,903, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $217,627 and $146,276 in shares issued pursuant to the DRP.
On February 1, 2018, we paid distributions of $371,148, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $221,741 and $149,407 in shares issued pursuant to the DRP.
On March 1, 2018, we paid distributions of $343,918, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $204,504 and $139,414 in shares issued pursuant to the DRP.
Class R
On January 2, 2018, we paid distributions of $36,405, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $24,781 and $11,624 in shares issued pursuant to the DRP.
On February 1, 2018, we paid distributions of $38,380, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $26,289 and $12,091 in shares issued pursuant to the DRP.
On March 1, 2018, we paid distributions of $36,528, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $25,197 and $11,331 in shares issued pursuant to the DRP.
Class T
On January 2, 2018, we paid distributions of $346,052, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $147,261 and $198,791 in shares issued pursuant to the DRP.
On February 1, 2018, we paid distributions of $363,012, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $153,114 and $209,898 in shares issued pursuant to the DRP.
On March 1, 2018, we paid distributions of $341,669, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $144,814 and $196,855 in shares issued pursuant to the DRP.
Advisory Agreement Renewal
On February 1, 2018, we entered into Amendment No. 2 to the Advisory Agreement, which is effective on February 5, 2018, to renew the term of the Advisory Agreement for an additional one year term ending February 5, 2019.
ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept to an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2017, the fair value of our fixed rate debt was $102,026,970 and the carrying value of our fixed rate debt was $102,481,581. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at December 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2017, the fair value of our variable rate debt was $160,021,913 and the carrying value of our variable rate debt was $155,988,860. At December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $155,988,860 of our outstanding variable rate debt. Based on interest rates as of December 31, 2017, if interest rates are 100 basis points higher during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase by $1,590,711 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would decrease by $1,590,711.
At December 31, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.89% and 3.90%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.90% at December 31, 2017. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2017, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of December 31, 2017, were not in excess of the capped rates. See also Note 10 of our consolidated financial statements included in this Annual Report.
ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this Annual Report.
ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On June 8, 2016, the audit committee of our board of directors approved and authorized us to dismiss PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our independent registered public accounting firm, effective June 8, 2016. The audit committee approved and authorized us to engage Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm for the year ended December 31, 2016, effective June 8, 2016.

The change in accountants did not result from any dissatisfaction with the quality of the professional services rendered by PricewaterhouseCoopers. We had not consulted with Ernst & Young for the year ended December 31, 2015 and the interim period ended March 31, 2016, regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our consolidated financial statements, and neither written or oral advice was provided that would be an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

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

ITEM 9A.                                       CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	67	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	63	Affiliated Director and President
Kevin J. Keating	55	Chief Financial Officer and Treasurer
Ana Marie del Rio	63	Secretary
Stephen R. Bowie	67	Independent Director
Ned W. Brines	56	Independent Director
Janice M. Munemitsu	60	Independent Director
Rodney F. Emery has served as a director since July 2015, as our Chief Executive Officer since August 2015 and as Chairman of the Board since January 2016. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Income REIT and Steadfast Apartment REIT, positions he has held since each entity’s inception. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC). Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our board of directors, excluding Mr. Emery, has determined that Mr. Emery is qualified to serve as one of our directors due to the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s 40 years of experience acquiring, financing, developing and managing multifamily, hotel, office, industrial and retail real estate assets throughout the country.
 Ella S. Neyland has served as our President since August 2015 and an affiliated director since January 2016. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and serves as President and an affiliated director of Steadfast Apartment REIT, positions she has held since September 2013 and August 2013, respectively. Ms. Neyland served as an independent director of Steadfast Income REIT from October 2011 to September 2012. Ms. Neyland was a founder of Thin Centers MD (“TCMD”), which provides medically supervised weight loss programs, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties and advised an affiliate company in the acquisition of 8,300 apartments. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd., from November 1999 to March 2001, and served as Executive Director of CIBC World Markets, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
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
 Ned W. Brines has served as one of our independent directors since January 2016. Mr. Brines also serves as an independent director of Steadfast Income REIT, a position he has held since October 2012, and as an independent trustee of Stira Alcentra Global Credit Fund since March 2017. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the Citizen Trust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment adviser firm, and currently serves as its Chief Investment Officer. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings. From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena, managing its Small Cap Growth Fund with $1.6 billion in assets under management. Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 where he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in assets under management. Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst designation and is involved in various community activities including serving on the investment committee of City of Hope, as well as the Orange County Regional Counsel for San Diego State University.
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
 Kevin J. Keating has served as our Chief Financial Officer and Treasurer since November 2017 and August 2015, respectively and as our Advisor’s Chief Financial Officer and Chief Accounting Officer since November 2017 and September 2013, respectively where he focuses on the accounting function and compliance responsibilities for us and our Advisor. Mr. Keating also serves as Chief Financial Officer and Treasurer of Steadfast Income REIT, positions he has held since November 2017 and April 2011, respectively, and as Chief Financial Officer and Treasurer of Steadfast Apartment REIT, positions he has held since November 2017 and September 2013, respectively. Mr. Keating served as the controller of Steadfast Income REIT from January 2011 to March 2011. Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has over 18 years of experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science in Accounting from St. John’s University in New York, New York and is a certified public accountant.
 Ana Marie del Rio has served as our Secretary since August 2015 and our Compliance Officer since January 2016. Ms. del Rio also serves as Secretary and Compliance Officer of Steadfast Apartment REIT, positions she has held since September

2013, and Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages the Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2017.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash in 2017(3)	Stock Awards(5)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Stephen R. Bowie(1)(2)	$75,000	$25,000	$—	$—	$—	$—	$100,000
Ned W. Brines(1)(2)	84,000	25,000	—	—	—	—	109,000
Janice M. Munemitsu(1)(2)	71,000	25,000	—	—	—	—	96,000
Ella S. Neyland(4)	—	—	—	—	—	—	—
Rodney F. Emery(4)	—	—	—	—	—	—	—
	$230,000	$75,000	$—	$—	$—	$—	$305,000
_________________

(1)	Independent Directors.

(2)
On August 9, 2017, each of our three independent directors was granted 1,000 shares of restricted Class A common stock in connection with their re-election to the board of directors pursuant to our independent directors’ compensation plan. The grant date fair value of the stock was $25.00 per share for an aggregate amount of $25,000 for each independent director. Of these shares of restricted common stock granted in 2017, each independent director had 750 shares of restricted Class A common stock that remain unvested as of December 31, 2017.

(3)	Includes fees paid in Class A shares in lieu of cash with a grant date fair value of $25.00 per Class A share for an aggregate value of $27,500.

(4)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

(5)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Cash Compensation
We pay each of our independent directors:

•	annual compensation of $55,000 (the audit committee chairperson receives an additional $10,000 in annual compensation);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Our independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of our common stock with an equivalent value.
Equity Plan Compensation
Our board of directors has adopted a long-term incentive plan (the “independent directors’ compensation plan”), which is a sub-plan of our incentive award plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors was entitled to receive 2,000 shares of restricted Class A common stock once we raised $2,000,000 in gross offering proceeds in our Public Offering. Each subsequent independent director that joins our board of directors receives 2,000 shares of restricted Class A common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. These awards entitle the holders to participate in distributions immediately upon issuance.
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
ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	391,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	391,000

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 8, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	27,098	*
Ned W. Brines	4,495	*
Janice M. Munemitsu	5,621	*
Stephen R. Bowie	6,477	*
Ella S. Neyland	1,111	*
Kevin J. Keating	—	*
Ana Marie del Rio	2,647	*
All officers and directors as a group (seven persons)	47,449	*
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
ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from January 1, 2016 to December 31, 2017 involving us, our directors, the Advisor, our Sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On August 24, 2015, the Advisor purchased 8,000 shares of our Class A common stock at a purchase price of $25.00 per share for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. We are the sole general partner of our Operating Partnership, and own a 99.99% partnership interest in our Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in our Operating Partnership. We entered into the Partnership Agreement with the Advisor on July 25, 2015. As we accept subscriptions for shares of our common stock, we transfer substantially all of the net offering proceeds from our Public Offering to our Operating Partnership as a contribution in exchange for partnership interests and our percentage ownership in our Operating Partnership increases proportionately.
Our Relationships with the Advisor and our Sponsor
Steadfast Apartment Advisor III, LLC is our advisor and, as such, manages our day-to-day operations, manages our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The Advisor also provides offering services, marketing, investor relations and other administrative services on our behalf. The Advisor is 99% owned by our Sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our Sponsor, the Advisor and our Dealer Manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our Sponsor, Advisor and Dealer Manager. Crossroads Capital Multifamily currently owns a 25% membership interest in our Sponsor that will increase upon a net increase in our book capitalization. Pursuant to the Third Amended and Restatement Operating Agreement of our Sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our Sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our Sponsor, Steadfast REIT Holdings, LLC (“Steadfast Holdings”), until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Steadfast Holdings owns the remaining 1% partnership interest in the Advisor.
All of our other officers and directors, other than our independent directors, are officers of the Advisor and officers, limited partners and/or members of our sponsor and other affiliates of the Advisor.
We and our Operating Partnership have entered into the Advisory Agreement with the Advisor and our Operating Partnership, which has a one-year term expiring February 5, 2019, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the Advisory Agreement by the Advisor or the Advisor’s bankruptcy. If we terminate the Advisory Agreement, we will pay the Advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay the Advisor an acquisition fee of 2.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the period from January 1, 2016 to December 31, 2017, we incurred acquisition fees of $7,675,218 in connection with the acquisition of nine multifamily properties. During the same period, we paid $5,952,577 in acquisition fees.

•
We paid the Advisor a monthly investment management fee in an amount equal to one-twelfth of 0.5% of the value of our investments in properties and real estate-related assets until the aggregate value of our investments in properties and real estate-related assets equaled $300,000,000, which occurred in August 2017. Thereafter, we pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of our investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of our investments in properties will equal their costs, until our investments are valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the period from January 1, 2016 to December 31, 2017, we incurred $1,716,101 and paid $1,662,692 of investment management fees to the Advisor.

•
We will pay the Advisor a loan coordination fee if our independent directors determine that the Advisor provided a substantial amount of services in connection with the origination or refinancing of any debt financing obtained by us that is used to refinance properties or other permitted investments or financing in connection with the recapitalization of the Company. The loan coordination fee equals 0.75% of the amount available under such financing. For the period from January 1, 2016 to December 31, 2017, we did not incur any loan coordination fees.

•
We will pay the Advisor or its affiliate a disposition fee if, as determined by a majority of the independent directors, the Advisor or its affiliate provide a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire company, which we refer to as a “liquidity event,” equal to (1) 1.5% of the sales price of each property or real estate-related asset sold or (2) 1.0%, which may be increased to 1.5% in the sole discretion of our independent directors, of the total consideration paid in a liquidity event. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code. For the period from January 1, 2016 to December 31, 2017, we did not incur any disposition fees.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership) a subordinated participation in net sale proceeds (payable only if we are not listed on an exchange), equal to 15.0% of the remaining net sale proceeds after return of the total investment amount, which is the amount equal to the original issue price paid by the stockholders in the Public Offering multiplied by the number of shares issued in the Public Offering, reduced by the weighted average original issue price of the shares sold in the Primary Offering multiplied by the total number of shares repurchased by us, plus payment to investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes. For the period from January 1, 2016 to December 31, 2017, we did not incur any such fees.

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
The adjusted market value of our common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation. We have the option to pay the subordinated incentive listing distribution in the form of stock, cash, a promissory note or any combination thereof. Any previous payments of the subordinated participation in net sales proceeds will offset the amounts due pursuant to the subordinated listing distribution. For the period from January 1, 2016 to December 31, 2017, we did not incur any such fees.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership), upon termination or nonrenewal of the Advisory Agreement with or without cause, a subordinated distribution, which will entitle the Advisor to receive distributions from our Operating Partnership equal to 15.0% of the amount by which the sum of our appraised market value plus distributions exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount to investors. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date—the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. If we do not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the period from January 1, 2016 to December 31, 2017, we did not incur any such fees.

In addition to the fees we pay to the Advisor pursuant to the Advisory Agreement, we also reimburse the Advisor and its affiliates for the costs and expenses described below.

•
We reimburse the Advisor and its affiliates for organization and offering expenses it may incur on our behalf, other than underwriting compensation such as sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in the Primary Offering. To the extent we did not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we would not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of FINRA. For the period from January 1, 2016 to December 31, 2017, we incurred $19,747,096 of organization and offering expenses reimbursements. During the same period, we paid the Advisor $19,341,322. As of December 31, 2017, the Advisor and its affiliates have incurred additional organization and offering costs of $8,619,828, which is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse the Advisor for other operating expenses incurred in providing services to us including, our allocable share of the Advisor’s overhead such as rent, employee costs, benefit administration costs, utilities and information technology costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which the Advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs the Advisor pays to our executive officers. For the period from January 1, 2016 to December 31, 2017, we incurred $1,885,242 and paid the Advisor $1,782,633 for administrative services.

•
We reimburse the Advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that we do not close) as long as total acquisition fees and expenses (including any loan coordination fee) relating to the purchase of an investment do not exceed 6.0% of the contract price of the property unless such excess is approved by our board of directors, including a majority of the independent directors. For the period from January 1, 2016 to December 31, 2017, we incurred and paid the Advisor $1,529,521 for acquisition expenses.

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
For purposes of the 2%/25% Guidelines, “Average invested assets” means the average monthly book value of our assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other noncash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and the listing of our shares of common stock, (b) interest payments, (c) taxes, (d) non-cash expenditures such as depreciation, amortization and bad debt reserves, (e) reasonable incentive fees, (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that do not close), (g) real estate commissions on the sale of a real property, and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property). Within 60 days after the end of any fiscal quarter for which there are excess expenses which the independent directors conclude were justified and reimbursable to the Advisor, we will send written notice of such fact to our stockholders, together with an explanation of the factors the independent directors considered in determining that such excess expenses were justified. Any such finding and the reasons in support thereof shall be reflected in the minutes of the meetings of the board of directors.
Selling Commissions and Fees Paid to our Dealer Manager
The Dealer Manager for our Public Offering of common stock is Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), an affiliate of our Sponsor. Our Dealer Manager is a licensed broker-dealer registered with FINRA. The Dealer Manager for our Public Offering is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our Dealer Manager Agreement with the Dealer Manager provides for the following compensation:

•
Selling commissions of up to 7% of gross offering proceeds from the sale of Class A shares in the Primary Offering and up to 3% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions are paid for sales of Class R shares or for sales pursuant to our DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from our Primary Offering on a per class basis. For the period from January 1, 2016 to December 31, 2017, we incurred and paid $3,890,916 and $2,360,718 in selling commissions to our Dealer Manager in connection with the sale of Class A shares and Class T shares in the Primary Offering, respectively.

•
A dealer manager fee of up to 3% of the gross offering proceeds from the sale of Class A shares and 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee will be paid for sales of Class R shares or for sales pursuant to our DRP. For the period from January 1, 2016 to December 31, 2017, we incurred and paid $2,004,074 and $1,967,265 in dealer manager fees to our Dealer Manager in connection with the sale of Class A shares and Class T shares in the Primary Offering, respectively.

•
A distribution and shareholder servicing fee of up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized , of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of our estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. We amended our Charter on August 8, 2017, to authorize and pay different distributions to different holders of Class T and/or Class R shares. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% was paid from the current distribution and shareholder servicing fee on Class R shares, which was payable out of amounts that otherwise would have been distributed to holders of Class R shares, and 0.40% was an additional expense for us.
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
We will cease paying the distribution and shareholder servicing fee (and cease deducting this fee from amounts otherwise available for distribution to a Class T stockholder) with respect to a Class T share sold in the Primary Offering at the earlier of: (1) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (2) the sixth anniversary of the last day of the fiscal quarter in which the Public Offering (excluding the DRP) terminates; (3) the end of the month in which the Company’s transfer agent, on behalf of the Company, determines that total underwriting compensation, including selling commissions, dealer manager fees, the distribution and shareholder servicing fee and other elements of underwriting compensation with respect to such Class T share, would be in excess of 10% of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (4) the end of the month in which our transfer agent, on our behalf, determines that the distribution and shareholder servicing fee with respect to such Class T share would be in excess of 4.5% (or a lower limit that is set forth in the applicable selling agreement) of the total gross investment amount at the time of purchase of such Class T share in the Primary Offering; (5) the date on which such Class T share is repurchased by us; (6) the date on which the holder of such Class T share or its agent notifies us or our agent that he or she is represented by a new participating broker-dealer; provided that we will continue paying the distribution and shareholder servicing fee, which shall be reallowed to the new participating broker-dealer, if the new participating broker-dealer enters into a participating dealer agreement or otherwise agrees to provide the ongoing services set forth in the dealer manager agreement; and (7) the listing of our shares of common stock on a national securities exchange, our sale or the sale of all or substantially all of our assets. We cannot predict if or when this will occur. The Dealer Manager may reallow all or a portion of the ongoing distribution and shareholder servicing fee to the participating dealer who provides the ongoing services with respect to the Class T share. For the period from January 1, 2016 to December 31, 2017, we incurred $197,391 and $3,253,123 and paid $13,096 and $499,280 in distribution and shareholder servicing fees to our Dealer Manager in connection with the sale of Class R shares and Class T shares in the Primary Offering, respectively.
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of our Sponsor (the “Property Manager”), in connection with the management of each of our properties. The property management fee payable with respect to each property under the Property Management Agreements, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will we pay our Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that we may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by us without cause, we will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination. For the period from January 1, 2016 to December 31, 2017, we incurred and paid property management fees of $620,459 and $525,990 to our Property Manager, respectively.

•
The Property Management Agreements specify that we are to reimburse the Property Manager for the salaries and related benefits of onsite personnel. For the period from January 1, 2016 to December 31, 2017, we incurred and reimbursed on-site property management personnel costs of $1,806,380 and $1,663,747 to our Property Manager, respectively.

•
The Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses and support, and training services. For the period from January 1, 2016 to December 31, 2017, we incurred and paid other fees of $220,531 and $212,899 to our Property Manager, respectively.

Payments to our Construction Manager

•
We have entered into Construction Management Agreements (each a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties we acquire. The construction management fee payable with respect to each property under the Construction Management Agreements is equal to 6.0% of the costs of the improvements from which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation. For the period from January 1, 2016 to December 31, 2017, we incurred and paid construction management fees of $187,138 and $180,371 to our Construction Manager, respectively.

•
We may also reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the period from January 1, 2016 to December 31, 2017, we incurred and reimbursed $226,689 and $213,581 to our Construction Manager, respectively.

Other Transactions

•
We deposit amounts with an affiliate of our Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our Sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our Sponsor. In addition, we deposit amounts with an affiliate of our Sponsor to cover the cost of property and property related insurance across certain of our properties. For the period from January 1, 2016 to December 31, 2017, we funded $91,966 and incurred $75,904 of the prepaid deductible account and property insurance accounts to an affiliate of our Sponsor.

•	In connection with the acquisition of Carriage House Apartment Homes, an affiliate of the Advisor paid on our behalf an escrow deposit of $234,000, all of which was settled as of December 31, 2017.

•
We reimburse an affiliate of our Sponsor for capital expenditures incurred by our multifamily properties. For the period from January 1, 2016 to December 31, 2017, we incurred and reimbursed $12,901 to an affiliate of our Sponsor.

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
For the period from June 8, 2016 to December 31, 2017, Ernst & Young, served as our independent registered public accounting firm and provided us certain tax and other services. Ernst & Young have also audited our consolidated financial statements for the year ended December 31, 2015.
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
All services rendered by PricewaterhouseCoopers from July 29, 2015 (inception) through December 31, 2015, and the subsequent interim period through June 8, 2016 were pre-approved in accordance with the policies and procedures described above. All services rendered by Ernst & Young from June 8, 2016 to December 31, 2017, were also pre-approved in accordance with the policies and procedures described above.
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
The aggregate fees billed to us for professional accounting services by PricewaterhouseCoopers for the period from January 1, 2016 to June 8, 2016 are set forth in the table below. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	Ernst & Young		PricewaterhouseCoopers
	2017	2016	For the period from January 1, 2016 to June 8, 2016
Audit fees	$640,188	$323,100	$74,930
Audit-related fees	60,000	77,636	38,000
Tax fees	47,400	4,500	—
All other fees	—	—	—
Total	$747,588	$405,236	$112,930
 For purposes of the preceding table, PricewaterhouseCoopers’s and Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the required review of quarterly financial statements and other procedures performed by PricewaterhouseCoopers and for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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
The following financial statement schedule is included herein at page F-44 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
b.              Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT LIST

Exhibit	Description
3.1
Second Articles of Amendment and Restatement of Steadfast Apartment REIT III, Inc., filed May 16, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 17, 2016 and incorporated herein by reference).

3.2
Articles of Amendment of Steadfast Apartment REIT III, Inc. filed August 8, 2017 (included as Exhibit 3.1 to the Company’s Post-Effective Amendment No. 9 to Form S-11 (File No. 333-207952), filed August 10, 2017 and incorporated herein by reference).

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

10.1
Amended and Restated Dealer Manager Agreement, dated July 25, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.2
Amendment No. 1 to the Dealer Manager Agreement, dated May 26, 2016, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed May 26, 2016 and incorporated herein by reference).

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

10.6
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of February 1, 2018, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC and effective as of February 5, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed February 5, 2018).

10.7
Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III, Inc., dated July 25, 2016 by and between Steadfast Apartment REIT III, Inc. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.8
Escrow Agreement, dated January 28, 2016, by and among Steadfast Apartment REIT III, Inc., Stira Capital Markets Group, LLC (formerly Steadfast Capital Markets Group, LLC) and UMB Bank, N.A., as escrow agent (included as Exhibit 10.2 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-207952), filed February 2, 2016 and incorporated herein by reference).

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

10.55
Purchase and Sale Agreement, made and entered into as of April 28, 2017, by and between Steadfast Asset Holdings, Inc. and PAC Enclave at Vista Ridge, LLC, with Heritage Title Company of Austin, Inc. as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.56
Assignment and Assumption of Purchase Agreement, dated as of May 25, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Vista Ridge, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.57
Property Management Agreement, entered into as of May 25, 2017, by and between Steadfast Management Company, Inc. and STAR III Vista Ridge, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.58
Construction Management Services Agreement, entered into as of May 25, 2017, by and between STAR III Vista Ridge, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.59
Multifamily Note, made as of May 25, 2017, by STAR III Vista Ridge, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.60
Multifamily Loan and Security Agreement, made as of May 25, 2017, by and between STAR III Vista Ridge, LLC and PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.61
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 25, 2017, by STAR III Vista Ridge, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.62
Environmental Indemnity Agreement, dated as of May 25, 2017, by STAR III Vista Ridge, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.63
Guaranty of Non-Recourse Obligations, dated as of May 25, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.64
Assignment of Management Agreement, dated as of May 25, 2017, by and among STAR III Vista Ridge, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed June 1, 2017 and incorporated herein by reference).

10.65
Purchase and Sale Agreement, made and entered into as of May 22, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC, with Fidelity National Title Insurance Company as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.66
First Amendment to Purchase and Sale Agreement, made and entered into as of June 2, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.67
Second Amendment to Purchase and Sale Agreement, made and entered into as of June 9, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.68
Third Amendment to Purchase and Sale Agreement, made and entered into as of June 16, 2017, by and between Steadfast Asset Holdings, Inc. and Seagate Belmar Associates, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.69
Assignment and Assumption of Purchase Agreement, dated as of July 21, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Belmar, LLC (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.70
Property Management Agreement, entered into as of July 21, 2017, by and between Steadfast Management Company, Inc. and STAR III Belmar, LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.71
Construction Management Services Agreement, entered into as of July 21, 2017, by and between STAR III Belmar, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.72
Multifamily Loan and Security Agreement, made as of July 21, 2017, by and between STAR III Belmar, LLC and Berkeley Point Capital LLC (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.73
Multifamily Note, made as of July 21, 2017, by STAR III Belmar, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.74
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of July 21, 2017, by STAR III Belmar, LLC to the Public Trustee of Jefferson County for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.75
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 21, 2017, by and among STAR III Belmar, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.76
Guaranty, dated as of July 21, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed July 26, 2017 and incorporated herein by reference).

10.77
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

10.78
Assignment and Assumption of Purchase Agreement, dated as of August 31, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Princeton Lakes, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.79
Property Management Agreement, entered into as of August 31, 2017, by and between Steadfast Management Company, Inc. and STAR III Princeton Lakes, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.80
Construction Management Services Agreement, entered into as of August 31, 2017, by and between STAR III Princeton Lakes, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.81
Multifamily Loan and Security Agreement (Non-Recourse), made as of August 31, 2017, by and between STAR III Princeton Lakes, LLC and PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.82
Multifamily Note, made as of August 31, 2017, by STAR III Princeton Lakes, LLC in favor of PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.83
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 31, 2017, by STAR III Princeton Lakes, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.84
Assignment of Management Agreement, dated as of August 31, 2017, by and among STAR III Princeton Lakes, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.85
Environmental Indemnity Agreement, dated as of August 31, 2017, by STAR III Princeton Lakes, LLC to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.86
Guaranty of Non-Recourse Obligations, dated as of August 31, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed September 6, 2017 and incorporated herein by reference).

10.87
Purchase and Sale Agreement, made and entered into as of October 23, 2017, by and between Steadfast Asset Holdings, Inc. and Wilkinson CGR Lawrenceville, LLC, with Calloway Title and Escrow, LLC as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.88
Reinstatement and First Amendment to Purchase and Sale Agreement, made and entered into as of October 27, 2017, by and between Steadfast Asset Holdings, Inc. and Wilkinson CGR Lawrenceville, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.89
Assignment and Assumption of Purchase Agreement, dated as of December 7, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Sugar Mill, LLC(included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.90
Property Management Agreement, entered into as of December 7, 2017, by and between Steadfast Management Company, Inc. and STAR III Sugar Mill, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.91
Construction Management Services Agreement, entered into as of December 7, 2017, by and between STAR III Sugar Mill, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.92
Multifamily Loan and Security Agreement, made as of December 7, 2017, by and between STAR III Sugar Mill, LLC and Walker & Dunlop, LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.93
Multifamily Note, made as of December 7, 2017, by STAR III Sugar Mill, LLC, in favor of Walker & Dunlop, LLC (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.94
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of December 7, 2017, by STAR III Sugar Mill, LLC for the benefit of Walker & Dunlop, LLC (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.95
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 7, 2017, by and among STAR III Sugar Mill, LLC, Walker & Dunlop, LLC and Steadfast Management Company, Inc. (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.96
Guaranty, dated as of December 7, 2017, by Steadfast Apartment REIT III, Inc. to and for the benefit of Walker & Dunlop, LLC (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 12, 2017 and incorporated herein by reference).

10.97
Sale-Purchase Agreement, made and entered into as of October 30, 2017, by and between Steadfast Asset Holdings, Inc. and TEG Avery Point, LLC, with Madison Title Agency LLC as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.98
Assignment and Assumption of Purchase Agreement, dated as of December 15, 2017, by and between Steadfast Asset Holdings, Inc. and STAR III Avery Point, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.99
Property Management Agreement, entered into as of December 15, 2017, by and between Steadfast Management Company, Inc. and STAR III Avery Point, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.100
Construction Management Services Agreement, entered into as of December 15, 2017, by and between STAR III Avery Point, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.101
Multifamily Loan and Security Agreement, made as of December 15, 2017, by and between STAR III Avery Point, LLC and Berkeley Point Capital LLC (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.102
Multifamily Note, made as of December 15, 2017, by STAR III Avery Point, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.103
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 15, 2017, between STAR III Avery Point, LLC and Berkeley Point Capital LLC (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.104
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 15, 2017, by and among STAR III Avery Point, LLC, Berkeley Point Capital LLC, and Steadfast Management Company, Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

10.105
Guaranty, dated as of December 15, 2017, by Steadfast Apartment REIT III, Inc. for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

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

STEADFAST APARTMENT REIT III, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016 and for the period from July 29, 2015 (Inception) to December 31, 2015	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016 and for the period from July 29, 2015 (Inception) to December 31, 2015	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization	F-44
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Steadfast Apartment REIT III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT III, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and for the period from July 29, 2015 (inception) to December 31, 2015, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and for the period from July 29, 2015 (inception) to December 31, 2015, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2017-01
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in 2017 due to the adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Irvine, California
March 15, 2018

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Assets:
Real Estate:
Land	$42,059,897	$12,019,503
Building and improvements	323,636,510	85,653,391
Tenant origination and absorption costs	4,214,078	1,899,841
Total real estate, cost	369,910,485	99,572,735
Less accumulated depreciation and amortization	(9,425,010)	(625,232)
Total real estate, net	360,485,475	98,947,503
Cash and cash equivalents	15,533,961	16,389,888
Restricted cash	4,344,992	752,311
Rents and other receivables	488,287	127,933
Other assets	702,130	1,230,766
Total assets	$381,554,845	$117,448,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$5,726,298	$991,685
Mortgage notes payable, net	258,470,441	72,016,933
Distributions payable	746,360	241,258
Due to affiliates	5,487,180	3,991,733
Total liabilities	270,430,279	77,241,609
Commitments and contingencies (Note 9)
Redeemable common stock	2,920,059	292,818
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 2,887,731 and 1,247,420 shares issued and outstanding at December 31, 2017 and 2016, respectively	28,878	12,474
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 309,518 and 99,043 shares issued and outstanding at December 31, 2017 and 2016, respectively	3,096	990
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,369,991 and 889,434 shares issued and outstanding at December 31, 2017 and 2016, respectively	33,700	8,894
Additional paid-in capital	131,822,585	45,632,928
Cumulative distributions and net losses	(23,683,752)	(5,741,312)
Total stockholders’ equity	108,204,507	39,913,974
Total liabilities and stockholders’ equity	$381,554,845	$117,448,401

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenues:
Rental income	$17,550,160	$1,152,304
Tenant reimbursements and other	2,041,417	112,602
Total revenues	19,591,577	1,264,906
Expenses:
Operating, maintenance and management	5,163,724	376,536
Real estate taxes and insurance	2,763,816	160,707
Fees to affiliates	2,402,297	2,221,052
Depreciation and amortization	12,488,831	825,735
Interest expense	5,898,156	281,031
General and administrative expenses	2,627,940	1,426,575
Acquisition costs	—	893,982
Total expenses	31,344,764	6,185,618
Net loss	(11,753,187)	(4,920,712)
Net loss attributable to non-controlling interest	—	(100)
Net loss attributable to common stockholders	$(11,753,187)	$(4,920,612)

Net loss attributable to Class A common stockholders — basic and diluted	$(5,726,887)	$(3,160,451)
Net Loss per Class A common share — basic and diluted	$(2.49)	$(8.36)
Weighted average number of Class A common shares outstanding — basic and diluted	2,190,070	374,595

Net loss attributable to Class R common stockholders — basic and diluted	$(534,790)	$(165,258)
Net loss per Class R common share — basic and diluted	$(2.55)	$(8.42)
Weighted average number of Class R common shares outstanding — basic and diluted	204,514	19,587

Net loss attributable to Class T common stockholders — basic and diluted	$(5,491,510)	$(1,594,903)
Net loss per Class T common share — basic and diluted	$(2.75)	$(8.62)
Weighted average number of Class T common shares outstanding — basic and diluted	2,100,058	189,037

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016 AND
FOR THE PERIOD FROM JULY 29, 2015 (INCEPTION) TO DECEMBER 31, 2015

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 29, 2015 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
BALANCE, December 31, 2015	8,000	80	—	—	—	—	199,920	—	200,000	—	200,000
Issuance of common stock	1,239,420	12,394	99,043	990	889,434	8,894	53,633,875	—	53,656,153	—	53,656,153
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,639,146)	—	(4,639,146)	—	(4,639,146)
Transfers to redeemable common stock	—	—	—	—	—	—	(292,818)	—	(292,818)	—	(292,818)
Other offering costs to affiliates	—	—	—	—	—	—	(3,329,974)	—	(3,329,974)	—	(3,329,974)
Distributions declared	—	—	—	—	—	—	—	(820,700)	(820,700)	—	(820,700)
Amortization of stock-based compensation	—	—	—	—	—	—	61,071	—	61,071	—	61,071
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	(4,920,612)	(4,920,612)	(100)	(4,920,712)
BALANCE, December 31, 2016	1,247,420	12,474	99,043	990	889,434	8,894	45,632,928	(5,741,312)	39,913,974	—	39,913,974
Issuance of common stock	1,640,311	16,404	210,475	2,106	2,481,444	24,815	104,046,957	—	104,090,282	—	104,090,282
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(9,034,341)	—	(9,034,341)	—	(9,034,341)
Transfers to redeemable common stock	—	—	—	—	—	—	(2,698,321)	—	(2,698,321)	—	(2,698,321)
Repurchase of common stock	—	—	—	—	(887)	(9)	(21,060)	—	(21,069)	—	(21,069)
Other offering costs to affiliates	—	—	—	—	—	—	(6,167,169)	—	(6,167,169)	—	(6,167,169)
Distributions declared	—	—	—	—	—	—	—	(6,189,253)	(6,189,253)	—	(6,189,253)
Amortization of stock-based compensation	—	—	—	—	—	—	63,591	—	63,591	—	63,591
Net loss	—	—	—	—	—	—	—	(11,753,187)	(11,753,187)	—	(11,753,187)
BALANCE, December 31, 2017	2,887,731	$28,878	309,518	$3,096	3,369,991	$33,700	$131,822,585	$(23,683,752)	$108,204,507	$—	$108,204,507

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from July 29, 2015 (Inception) to December 31, 2015
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(11,753,187)	$(4,920,712)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,488,831	825,735	—
Amortization of deferred financing costs	119,514	6,931	—
Amortization of stock-based compensation	63,591	61,071	—
Amortization of stock-based annual compensation and meeting fees	27,500	56,000	—
Change in fair value of interest rate cap agreements	444,252	24,989	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(3,229,060)	(386,903)	—
Rents and other receivables	(396,922)	(29,490)	—
Other assets	(276,976)	(167,535)	—
Accounts payable and accrued liabilities	4,503,526	956,181	—
Due to affiliates	721,270	1,402,124	—
Net cash provided by (used in) operating activities	2,712,339	(2,171,609)	—
Cash Flows from Investing Activities:
Acquisition of real estate investments	(264,059,130)	(96,775,000)	—
Additions to real estate investments	(4,139,039)	(311,387)	—
Escrow deposits for pending real estate acquisitions	(5,000,000)	(3,300,100)	—
Restricted cash for investing activities	(363,621)	(365,408)	—
Purchase of interest rate cap agreements	(288,740)	(438,120)	—
Cash used in investing activities	(273,850,530)	(101,190,015)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	187,595,000	72,426,000	—
Contributions from noncontrolling interest	—	100	—
Proceeds from issuance of Class A common stock	39,154,393	29,930,624	200,000
Proceeds from issuance of Class R common stock	4,661,050	2,223,100	—
Proceeds from issuance of Class T common stock	57,564,527	21,055,168	—
Payments of commissions on sale of common stock and related dealer manager fees	(7,067,978)	(3,667,371)	—
Reimbursement of other offering costs to affiliates	(7,377,882)	(1,713,487)	—
Payment of deferred financing costs	(1,261,006)	(415,998)	—
Distributions to common stockholders	(2,964,771)	(286,624)	—
Repurchase of common stock	(21,069)	—	—
Net cash provided by financing activities	270,282,264	119,551,512	200,000
Net (decrease) increase in cash and cash equivalents	(855,927)	16,189,888	200,000
Cash and cash equivalents, beginning of period	16,389,888	200,000	—
Cash and cash equivalents, end of period	$15,533,961	$16,389,888	$200,000

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,		Period from July 29, 2015 (Inception) to December 31, 2015
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,781,715	$141,718	$—
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$505,102	$241,258	$—
Application of escrow deposits to acquire real estate	$5,650,100	$2,650,000	$—
(Decrease) increase in amounts receivable from transfer agent for Class A common stock	$(82,400)	$73,400	$—
Increase in amounts receivable from transfer agent for Class T common stock	$45,832	$25,043	$—
(Decrease) increase in amounts payable to affiliates for other offering costs	$(1,210,713)	$1,616,487	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$2,719,380	$292,818	$—
Increase in redeemable common stock	$2,698,321	$292,818	$—
Increase in redemption payable	$71,080	$—	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$160,007	$35,504	$—
Increase in due to affiliates from additions to real estate investments	$18,527	$1,347	$—
Increase in due to affiliates from distribution and shareholder servicing fee	$1,966,363	$971,775	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
As of December 31, 2017, the Company owned nine multifamily properties comprising a total of 2,592 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On February 5, 2016, the Company commenced its initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public in the primary offering (the “Primary Offering”). The Company initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to $300,000,000 in shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
Commencing on July 25, 2016, the Company revised the terms of its Public Offering to include Class R shares. The Company is currently offering a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. Up to $300,000,000 in shares is currently being offered pursuant to the DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. The Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate shares of common stock registered in the Public Offering among classes of shares and between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of December 31, 2017, the Company had sold 2,867,391 shares of Class A common stock, 309,518 shares of Class R common stock and 3,370,878 shares of Class T common stock in the Public Offering for gross proceeds of $70,517,739, $6,963,048 and $80,182,148, respectively, and $157,662,935 in the aggregate, including 60,704 shares of Class A common stock, 3,506 shares of Class R common stock and 65,941 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $3,012,200. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before February 5, 2019, unless further extended as permitted under applicable law or earlier terminated by our board of directors, and (ii) the date on which the maximum offering amount has been sold. In certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Agreement expires on February 5, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2.         Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the consolidated variable interest entity (“VIE”) that the Company controls and of which the Company is the primary beneficiary, and the Operating Partnership’s subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Operating Partnership is a VIE because the Advisor, as the limited partner, lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.
The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): clarifying the definition of a business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. All of the Company’s real estate investments acquired in fiscal year 2017, qualify as asset acquisitions, and as such, acquisition costs are capitalized.
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
Real Estate Purchase Price Allocation
Prior to the adoption of ASU 2017-01, the Company recorded the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred. Upon adoption of ASU 2017-01, the Company records the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in the asset acquisition are measured at their acquisition date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
DECEMBER 31, 2017

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
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2017 and 2016 or for the period from July 29, 2015 (inception) to December 31, 2015.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2017 and 2016, the Company had amounts in excess of federally insured limits in

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2017 and 2016, the Company had a restricted cash balance of $4,344,992 and $752,311, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
Deferred Financing Costs
The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing, as a contra liability against the respective outstanding debt balance. The Company amortizes these costs over the terms of the respective financing agreements using the effective interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Derivative Financial Instruments
The Company accounts for its derivative instruments in accordance with ASC 815, Derivatives and Hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of London Interbank Offered Rate (“LIBOR”) or other applicable benchmark rates.
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
As of December 31, 2017 and 2016, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
DECEMBER 31, 2017

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$257,619	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$413,131	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2017 and 2016, the fair value of the mortgage notes payable, net was $262,048,883 and $72,128,601, respectively, compared to the carrying value of $258,470,441 and $72,016,933, respectively.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

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
Distributions declared during the period from January 1, 2017 to March 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from April 1, 2017 to June 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day and $0.003376 per Class T share per day. Distributions declared during the period from July 1, 2017 to September 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day and $0.003457 per Class T share per day. Distributions declared during the period from October 1, 2017 to December 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125% and $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%. Each day during the period from May 19, 2016 to December 31, 2017, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to December 31, 2017, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2017 and 2016, the Company declared distributions totaling $1.500 and $0.930 per Class A share of common stock, $1.425 and $0.598 per Class R share of common stock and $1.241 and $0.764 per Class T share of common stock, respectively.
Organization and Offering Costs
Organization and offering expenses include all expenses to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company does not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
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
Operating Expenses
Pursuant to the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and acquisition expenses, real estate commissions on the resale of investments and other expenses connected with the acquisition, disposition, management and ownership of investments. During the four quarters ended December 31, 2017, the Company recorded operating expenses of $2,286,138, which include $1,024,078 incurred by the Advisor on behalf of the Company, none of which were in excess of the 2%/25% limitation, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $102,609 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2017.
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code and has operated as such commencing with the taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders. The Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2017 and 2016, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for all tax years through December 31, 2017. As of December 31, 2017, the Company’s tax return for calendar year 2016 and 2015 remains subject to examination by major tax jurisdictions.
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
DECEMBER 31, 2017

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company completed its evaluation of the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. The Company identified limited sources of revenues from non-lease components. Based on its assessment, there is no impact on the Company’s revenue recognition in the consolidated financial statements because revenue from these sources is immaterial to the consolidated financial statements. The Company is also not expecting to experience a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the preliminary stages of evaluating the impact of this ASU on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of this new guidance and plans to adopt this ASU on January 1, 2019.
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
DECEMBER 31, 2017

December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of July 1, 2016. The Company did not experience a material impact from adopting this new guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company will adopt this guidance on January 1, 2018, and will begin presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of January 1, 2017. The Company capitalized $7,069,053 of acquisition fees and expenses on the consolidated balance sheet as of December 31, 2017 related to its multifamily property acquisitions in 2017. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of this guidance. Upon adoption of this guidance, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company expects this guidance to apply upon sales of real estate assets.
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
3.          Real Estate
As of December 31, 2017, the Company owned nine multifamily properties, comprised of a total of 2,592 apartment homes. The total acquisition price of the Company’s real estate portfolio was $369,134,230. As of December 31, 2017 and 2016, the Company’s portfolio was approximately 92.6% and 95.9% occupied and the average monthly rent was $1,089 and $1,163, respectively.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Current Year Acquisitions
During the year ended December 31, 2017, the Company acquired the following six properties:

					Purchase Price Allocation
Property Name	Location		Purchase Date	Units	Land		Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Reflections on Sweetwater Apartments	Lawrenceville, GA		1/12/2017	280	$5,041,375		$27,371,760	$875,202	$33,288,337
The Pointe at Vista Ridge Apartments	Lewisville, Texas		5/25/2017	300	4,610,773		39,663,440	914,010	45,188,223
Belmar Villas	Lakewood, CO		7/21/2017	318	7,105,266		56,203,707	1,194,282	64,503,255
Ansley at Princeton Lakes	Atlanta, GA		8/31/2017	306	3,067,897		40,414,419	1,111,771	44,594,087
Sugar Mill Apartments	Lawrenceville, GA	—	12/7/2017	244	5,706,010	—	29,809,217	790,265	36,305,492
Avery Point Apartments	Indianapolis, IN	—	12/15/2017	512	4,509,073	—	40,203,003	1,117,760	45,829,836
				1,960	$30,040,394		$233,665,546	$6,003,290	$269,709,230
As of December 31, 2017 and 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$42,059,897	$323,636,510	$4,214,078	$369,910,485
Less: Accumulated depreciation and amortization	—	(7,403,608)	(2,021,402)	(9,425,010)
Total real estate, net	$42,059,897	$316,232,902	$2,192,676	$360,485,475

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$12,019,503	$85,653,391	$1,899,841	$99,572,735
Less: Accumulated depreciation and amortization	—	(357,649)	(267,583)	(625,232)
Total real estate, net	$12,019,503	$85,295,742	$1,632,258	$98,947,503
Depreciation and amortization expense was $12,488,831 and $825,735 for the years ended December 31, 2017 and 2016, respectively. There was no depreciation and amortization expense for the period from July 29, 2015 (inception) to December 31, 2015.
Depreciation of the Company’s buildings and improvements was $7,045,959 and $357,649 for the years ended December 31, 2017 and 2016, respectively.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amortization of the Company’s tenant origination and absorption costs was $5,442,872 and $468,086 for the years ended December 31, 2017 and 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of December 31, 2017, the Company’s real estate portfolio comprised 2,592 apartment homes and was 94.5% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $709,440 and $252,387 as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2017 and 2016, other assets consisted of:

	December 31,
	2017	2016
Prepaid expenses	$287,958	$113,150
Interest rate cap agreements	257,619	413,131
Escrow deposits for pending real estate acquisitions	—	650,100
Other deposits	156,553	54,385
Other assets	$702,130	$1,230,766
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2017 and 2016.

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	3.90%	$156,892,000
Fixed rate	3	8/1/2024 - 1/1/2025	3.82%	3.92%	3.89%	103,129,000
Mortgage notes payable, gross	9				3.90%	260,021,000
Deferred financing costs, net(2)						(1,550,559)
Mortgage notes payable, net						$258,470,441

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 1/1/2027	1-Mo LIBOR + 2.31%	1-Mo LIBOR + 2.52%	3.20%	$72,426,000
Mortgage notes payable, gross	3				3.20%	72,426,000
Deferred financing costs, net(2)						(409,067)
Mortgage notes payable, net						$72,016,933
_________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of December 31, 2017 and 2016 was $126,446 and $6,931, respectively.

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2017:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$260,021,000	$—	$53,989	$374,945	$1,835,900	$3,552,437	$254,203,729
__________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of December 31, 2017 and 2016, the Company was in compliance with all debt covenants.
For the years ended December 31, 2017 and 2016, the Company incurred interest expense of $5,898,156 and $281,031, respectively. Interest expense for the years ended December 31, 2017 and 2016, includes amortization of deferred financing costs of $119,514 and $6,931 and net unrealized losses from the change in fair value of interest rate cap agreements of $444,252 and $24,989, respectively. The Company incurred no interest expense for the period from July 29, 2015 (inception) to December 31, 2015.
Interest expense of $660,068 and $107,393 was payable as of December 31, 2017 and 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
6.         Stockholders’ Equity
 General
Under the Charter, the total number of shares of capital stock authorized for issuance is 1,300,000,000, consisting of 1,200,000,000 shares of common stock, $0.01 par value per share, of which 480,000,000 shares are classified as Class A common stock, 240,000,000 shares are classified as Class R common stock and 480,000,000 shares are classified as Class T common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that it has authority to issue.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

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
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.
The following table reflects information regarding shares of common stock sold in the Public Offering from inception through December 31, 2017:

	December 31, 2017
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	2,806,687	306,012	3,304,937	6,417,636
Shares of common stock issued - DRP	60,704	3,506	65,941	130,151
Total shares of common stock issued - Public Offering	2,867,391	309,518	3,370,878	6,547,787
Gross offering proceeds - Primary Offering	$69,076,016	$6,884,149	$78,690,570	$154,650,735
Gross offering proceeds - DRP	1,441,723	78,899	1,491,578	3,012,200
Total offering proceeds - Public Offering	$70,517,739	$6,963,048	$80,182,148	$157,662,935
Offering costs before distribution and shareholder servicing fees				(19,720,115)
Offering proceeds, net of offering costs				$137,942,820
Offering proceeds include $61,875 and $98,443 of amounts due from the Company’s transfer agent as of December 31, 2017 and 2016, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On March 31, 2017, June 30, 2017, September 29, 2017 and December 29, 2017, the Company issued 275 shares of Class A common stock to the independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. During the year ended December 31, 2016, the Company issued 2,240 shares of Class A common stock to the Company’s independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $27,500 and $56,000 for the years ended December 31, 2017 and 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
On May 16, 2016, the Company granted 2,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with the Company raising $2,000,000 in the Public Offering. Pursuant to the Company’s independent directors’ compensation plan, which is a sub-plan of the Company’s incentive award plan, the Company will grant 2,000 shares of restricted Class A common stock to each subsequent independent director that joins the Company’s board of directors. On August 9, 2017, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with their re-election to the board of directors at the Company’s 2017 annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

The issuance and vesting activity for the years ended December 31, 2017 and 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2017 annual meeting is as follows:

	Year Ended December 31,
	2017	2016
Nonvested shares at the beginning of the period	4,500	—
Granted shares	3,000	6,000
Vested shares	(2,250)	(1,500)
Nonvested shares at the end of the period	5,250	4,500
Included in general and administrative expenses is $63,591 and $61,071 for the years ended December 31, 2017 and 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $100,338. The weighted average remaining term of the restricted common stock was 1.18 years as of December 31, 2017. As of December 31, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2017 and 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
DECEMBER 31, 2017

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
(4) The Company’s board of directors will determine an estimated value per share of our common stock based on valuations by independent third-party appraisers or qualified valuation experts no later than 150 days following the second anniversary of breaking escrow in its Public Offering, or October 13, 2018, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2017, the Company received repurchase requests of 3,918 shares, which include 887 shares of Class T common stock with a total repurchase value of $21,069 and 3,044 shares of Class A common stock with a total repurchase value of $71,080. During the year ended December 31, 2017, the

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Company repurchased a total of 887 shares of Class T common stock with a total repurchase value of $21,069. During the year ended December 31, 2016, the Company did not repurchase any shares or receive requests for the repurchase of any shares.
As of December 31, 2017, the Company had outstanding and unfulfilled repurchase requests of 3,044 Class A shares and recorded $71,080 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests. The Company repurchased the outstanding repurchase requests as of December 31, 2017 of $71,080 on the January 31, 2018 Repurchase Date.
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

Pursuant to the share repurchase plan, for the years ended December 31, 2017 and 2016, the Company reclassified $2,698,321 and $292,818, net of $21,069 and $0 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
DECEMBER 31, 2017

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
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the four fiscal quarters of 2017 and 2016:

	2017 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Daily Distribution per Class A share (2)(3)	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share (2)(3)(4)	$0.00394521	$0.00394521	$0.00394521	$0.00394521
Daily Distribution per Class T share (2)(3)(5)	$0.003376	$0.003376	$0.003457	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.40%
Per Class T share	5.17%	5.17%	5.30%	5.17%

	2016 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Daily Distribution per Class A share (2)(3)	$—	$0.004098	$0.004098	$0.004098
Daily Distribution per Class R share (2)(3)	$—	$—	$0.00393443	$0.00393443
Daily Distribution per Class T share (2)(3)	$—	$0.003366	$0.003366	$0.003366
Annualized Rate Based on Purchase Price:
Per Class A share	—%	6.00%	6.00%	6.00%
Per Class R share	—%	—%	6.40%	6.40%
Per Class T share	—%	5.17%	5.17%	5.17%
_________________

(1)
The Company’s board of directors approved a cash distribution that accrued at the above rates per day for each share of the Company’s Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period and 366-day period during fiscal years 2017 and 2016, respectively, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

(4)
Distributions during the fiscal year 2017, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three months ended March 31, 2017, and the three months ended December 31, 2017, we paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(5)
Distributions during the three months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the three months ended September 30, 2017, and the three months ended December 31, 2017, we paid distributions at a rate of $0.003376 subject to an annual distribution and shareholder fee of 1.125%.

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	55,934	3,654	68,424	128,012
DRP distributions declared (value)	$1,328,426	$82,207	$1,547,760	$2,958,393
Cash distributions declared	1,957,862	212,865	1,060,133	3,230,860
Total distributions declared	$3,286,288	$295,072	$2,607,893	$6,189,253

DRP distributions paid (in shares)	52,490	3,267	61,857	117,614
DRP distributions paid (value)	$1,246,638	$73,524	$1,399,218	$2,719,380
Cash distributions paid	1,824,122	195,955	944,694	2,964,771
Total distributions paid	$3,070,760	$269,479	$2,343,912	$5,684,151

	Year Ended December 31, 2016
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	10,929	369	6,305	17,603
DRP distributions declared (value)	$259,569	$8,316	$142,611	$410,496
Cash distributions declared	300,758	19,681	89,765	410,204
Total distributions declared	$560,327	$27,997	$232,376	$820,700

DRP distributions paid (in shares)	8,214	239	4,083	12,536
DRP distributions paid (value)	$195,085	$5,374	$92,359	$292,818
Cash distributions paid	216,868	11,811	57,945	286,624
Total distributions paid	$411,953	$17,185	$150,304	$579,442

As of December 31, 2017, $746,360 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $363,900, $36,405 and $346,055 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $146,273, $11,624 and $198,794 or 6,158, 517 and 8,788 shares of Class A common stock, Class R common stock and Class T common stock are attributable to the DRP, respectively.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

As reflected in the table above, for the year ended December 31, 2017, the Company paid total distributions of $5,684,151, which related to distributions declared for each day in the period from December 1, 2016 through November 30, 2017, respectively.
For the year ended December 31, 2016, the Company paid total distributions of $579,442, which related to distributions declared for each day in the period from May 19, 2016 through November 30, 2016, respectively.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2017 and 2016 are as follows:

	Incurred For The Year Ended December 31,
	2017	2016
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$26,980
Investment management fees(2)	1,655,649	60,452
Acquisition fees(3)	—	2,099,801
Acquisition expenses(3)	—	572,722
Property management:
Fees(2)	572,575	47,884
Reimbursement of onsite personnel(4)	1,649,259	157,121
Other fees(2)	174,073	12,915
Other fees - property operations(4)	20,040	—
Other fees - G&A(1)	12,040	1,463
Other operating expenses(1)	1,024,078	861,164
Property insurance(5)	74,890	1,014
Consolidated Balance Sheets:
Assets:
Property escrow deposits(6)	—	234,000
Capitalized
Acquisition fees(7)	5,575,417	—
Acquisition expenses(7)	956,799	—
Construction management:
Fees(8)	172,975	14,163
Reimbursements of labor costs(8)	226,195	494
Capital expenditures(8)	50,990	12,589
Additional paid-in capital
Other offering costs reimbursement	6,167,169	3,329,974
Selling commissions:
Class A	2,255,616	1,635,300
Class T	1,728,311	632,407
Dealer manager fees:
Class A	1,164,070	840,004
Class T	1,440,260	527,005
Distribution and shareholder servicing fee:
Class R(9)	141,570	55,821
Class T(9)	2,304,514	948,609
	$27,366,490	$12,071,882
____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

(3)
Prior to the adoption of ASU 2017-01 as of January 1, 2017, acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.

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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates paid for the years ended December 31, 2017 and 2016 are as follows:

	Paid During The Year Ended December 31,
	2017	2016
Consolidated Statements of Operations:
Expensed
Organization costs	$—	$26,980
Investment management fees	1,642,290	20,402
Acquisition fees	—	1,150,670
Acquisition expenses	—	516,531
Property management:
Fees	502,873	23,117
Reimbursement of onsite personnel	1,527,791	135,956
Other fees	167,887	11,469
Other fees - property operations	20,040	—
Other fees - G&A	12,040	1,463
Other operating expenses	1,230,843	551,790
Property insurance	89,938	2,028
Consolidated Balance Sheets:
Assets:
Property escrow deposits	—	234,000
Capitalized
Acquisition fees	4,801,907	—
Acquisition expenses	1,012,990	—
Construction management:
Fees	167,543	12,828
Reimbursements of labor costs	213,099	482
Capital expenditures	50,990	12,589
Additional paid-in capital
Other offering costs reimbursement	7,377,882	1,713,487
Selling commissions:
Class A	2,255,616	1,635,300
Class T	1,728,311	632,407
Dealer manager fees:
Class A	1,164,070	840,004
Class T	1,440,260	527,005
Distribution and shareholder servicing fee:
Class R	13,096	—
Class T	466,625	32,655
	$25,886,091	$8,081,163

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of December 31, 2017 and 2016, are as follows:

	Payable (Prepaid) as of December 31,
	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees	$53,409	$40,050
Acquisition fees	—	949,131
Acquisition expenses	—	56,191
Property management:
Fees	94,469	24,767
Reimbursement of onsite personnel	142,633	21,165
Other fees	7,632	1,446
Other operating expenses	102,609	309,374
Property insurance	(16,062)	(1,014)
Consolidated Balance Sheets:
Capitalized
Acquisition fees	1,722,641	—
Construction management:
Fees	6,767	1,335
Reimbursements of labor costs	13,108	12
Additional paid-in capital
Other offering costs reimbursement	405,774	1,616,487
Distribution and shareholder servicing fee:
Class R	184,295	55,821
Class T	2,753,843	915,954
	$5,471,118	$3,990,719
Organization and Offering Costs
Organization and offering expenses include all expenses to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company does not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of FINRA.
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor,

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through December 31, 2017 and 2016, the Advisor had incurred on the Company’s behalf $1,828,156 and $776,544, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2017 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$154,650,735	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$23,197,610	15.00%

O&O expenses recorded:
Sales commissions	$6,251,633	4.04%
Broker dealer fees(1)	3,971,339	2.57%
Distribution and shareholder servicing fees(2)	3,450,515	2.23%
Offering cost reimbursements	9,497,143	6.14%
Organizational costs reimbursements	26,980	0.02%
Total O&O cost reimbursements recorded by the Company	$23,197,610	15.00%
_____________________

(1)	Includes $1,492,052 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through December 31, 2017, for Class R shares of 0.27% and 0.67%, and Class T shares up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees are paid from sources other then Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through December 31, 2017, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the years ended December 31, 2017 and 2016, the Advisor incurred $9,976,583 and $11,114,533 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $21,091,117 from inception through December 31, 2017, of which $8,619,828 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $405,774 and $1,616,487 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively. The deferred offering costs of $8,619,828 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.
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
DECEMBER 31, 2017

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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at December 31, 2017, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
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
DECEMBER 31, 2017

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
Capital Expenditures
The Company reimburses an affiliate of the Sponsor for capital expenditures incurred by the Company’s multifamily properties.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,024,078 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $834,966, none of which were in excess of the 2%/25% Limitation and are included in the $2,627,940 of general and administrative expenses recognized by the Company. As of December 31, 2017, the Company’s total operating expenses were 0.28% of its average invested assets and 8.71% of its net loss.
For the year ended December 31, 2016, the Advisor and its affiliates incurred $861,164 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $604,305, none of which were in excess of the 2%/25% Limitation and are included in the $1,426,575 of general and administrative expenses recognized by the Company. As of December 31, 2016, total operating expenses were 0.86% of its average invested assets and 17.50% of its net loss.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2017 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2017.
Sales Commissions
The Company pays the Dealer Manager up to 7.0% of gross offering proceeds from the sale of Class A shares in the Primary Offering and up to 3.0% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions are paid for sales of Class R shares or for sales pursuant to the DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Company’s Primary Offering on a per class basis.
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
Distribution and Shareholder Servicing Fees
The Company pays the Dealer Manager up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Company amended its Charter on August 8, 2017, to authorize and pay different distributions to different holders of Class T and/or Class R shares. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% was paid from the current distribution and shareholder servicing fee on Class R

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

shares, which was payable out of amounts that otherwise would have been distributed to holders of Class R shares, and 0.40% was an additional expense of the Company.
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
DECEMBER 31, 2017

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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

On May 16, 2016, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 2,000 shares of restricted Class A common stock. On August 9, 2017, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders. The Company recorded stock-based compensation expense of $63,591 and $61,071 for the years ended December 31, 2017 and 2016 related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded operating expenses of $230,000 and $241,000 for the years ended December 31, 2017 and 2016, respectively, related to the independent directors’ annual compensation and the value of shares issued for annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, $51,875 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $27,500 and $56,000 is included in additional paid-in capital on the consolidated balance sheets, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Austin, Texas, Dallas, Texas, Denver, Colorado and Indianapolis, Indiana apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2017 and 2016:

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.56%	2.59%	$257,619

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	3	$72,426,000	0.77%	2.70%	$413,131
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2017 and 2016, resulted in an unrealized loss of $444,252 and $24,989, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company acquired interest rate cap agreements of $288,740 and $438,120, respectively. The fair value of the interest rate cap agreements of $257,619 and $413,131 as of December 31, 2017 and 2016, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
Following the adoption of ASU 2017-01 as of January 1, 2017, all of the Company’s acquisitions in fiscal year 2017 have been accounted for as asset acquisitions, therefore, no pro forma information is required.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2016 and 2015. The Company acquired three properties during the year ended December 31, 2016. These properties contributed $1,264,906 of revenues and $969,543 of net loss, including $825,735 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2016. The following unaudited pro forma information for the years ended December 31, 2016 and 2015, has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

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
The pro forma information reflects adjustments for actual revenues and expenses of the property acquired during the year ended December 31, 2016, for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$3,115,715	$3,601,807	$5,744,118	$7,129,937
Net loss	(2,322,391)	(2,647,638)	(3,085,008)	(3,698,150)
Net loss attributable to common stockholders	(2,322,391)	(2,647,638)	(3,085,008)	(3,698,150)

Net loss attributable to Class A common stockholders — basic and diluted	(1,236,453)	(1,369,535)	(1,478,634)	(1,675,829)
Loss per Class A common share — basic and diluted	(0.81)	(0.64)	(0.58)	(0.57)
Distributions declared per Class A common share	0.370	0.374	0.378	0.378

Net loss attributable to Class R common stockholders — basic and diluted	(118,117)	(116,698)	(139,604)	(171,219)
Net loss per Class R common share — basic and diluted	(0.81)	(0.65)	(0.59)	(0.59)
Distributions declared per Class R common share	0.353	0.357	0.363	0.352

Net loss attributable to Class T common stockholders— basic and diluted	(967,821)	(1,161,405)	(1,466,769)	(1,851,102)
Net loss per Class T common share — basic and diluted	(0.87)	(0.71)	(0.64)	(0.64)
Distributions declared per Class T common share	0.304	0.307	0.320	0.310

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$—	$144,746	$292,501	$827,659
Net loss	(75,895)	(799,048)	(502,350)	(3,543,419)
Net loss attributable to noncontrolling interest	(1)	(99)	—	—
Net loss attributable to common stockholders	(75,894)	(798,949)	(502,350)	(3,543,419)

Net loss attributable to Class A common stockholders — basic and diluted	(75,894)	(783,830)	(360,526)	(2,120,093)
Loss per Class A common share — basic and diluted	(9.48)	(11.25)	(0.81)	(2.14)
Distributions declared per Class A common share	—	0.176	0.377	0.377

Net loss attributable to Class R common stockholders — basic and diluted	—	—	(5,428)	(154,339)
Net loss per Class R common share — basic and diluted	—	—	(0.86)	(2.15)
Distributions declared per Class R common share	—	—	0.236	0.362

Net loss attributable to Class T common stockholders— basic and diluted	—	(15,119)	(136,396)	(1,268,987)
Net loss per Class T common share — basic and diluted	—	(11.24)	(0.89)	(2.21)
Distributions declared per Class T common share	—	0.145	0.309	0.310
13.          Subsequent Events
Status of Our Offering
As of March 8, 2018, the Company had sold 3,027,906, 355,174 and 3,747,197 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $74,500,466, $7,991,429 and $89,110,432, or an aggregate amount of $171,602,327, including 79,024, 5,064 and 92,709 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $1,876,814, $113,947 and $2,097,084, respectively.
Distributions Paid
Class A
On January 2, 2018, the Company paid distributions of $363,903, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $217,627 and $146,276 in shares issued pursuant to the DRP.
On February 1, 2018, the Company paid distributions of $371,148, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $221,741 and $149,407 in shares issued pursuant to the DRP.
On March 1, 2018, the Company paid distributions of $343,918, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $204,504 and $139,414 in shares issued pursuant to the DRP.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Class R
On January 2, 2018, the Company paid distributions of $36,405, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $24,781 and $11,624 in shares issued pursuant to the DRP.
On February 1, 2018, the Company paid distributions of $38,380, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $26,289 and $12,091 in shares issued pursuant to the DRP.
On March 1, 2018, the Company paid distributions of $36,528, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $25,197 and $11,331 in shares issued pursuant to the DRP.
Class T
On January 2, 2018, the Company paid distributions of $346,052, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $147,261 and $198,791 in shares issued pursuant to the DRP.
On February 1, 2018, the Company paid distributions of $363,012, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $153,114 and $209,898 in shares issued pursuant to the DRP.
On March 1, 2018, the Company paid distributions of $341,669, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $144,814 and $196,855 in shares issued pursuant to the DRP.
Advisory Agreement Renewal
On February 1, 2018, the Company entered into Amendment No. 2 to the Advisory Agreement, which is effective on February 5, 2018, to renew the term of the Advisory Agreement for an additional one year term ending February 5, 2019.

STEADFAST APARTMENT REIT III, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

				Initial Cost of Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total(3)(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carriage House Apartment Homes	Gurnee, IL	100%	$5,654,085	$892,666	$6,632,334	$7,525,000	$718,274	$892,666	$7,150,105	$8,042,771	$(504,432)	1970	5/19/2016
Bristol Village Apartments	Aurora, CO	100%	34,863,756	4,234,471	43,165,529	47,400,000	707,072	4,234,471	42,961,866	47,196,337	(1,795,104)	2003	11/17/2016
Canyon Resort at Great Hills Apartments	Austin, TX	100%	31,547,712	6,892,366	37,607,634	44,500,000	515,991	6,892,366	37,134,519	44,026,885	(1,418,380)	1997	12/29/2016
Reflections on Sweetwater Apartments	Lawrenceville, GA	100%	22,796,058	5,041,375	28,246,962	33,288,337	1,258,604	5,041,375	28,630,365	33,671,740	(1,052,777)	1996	1/12/2017
The Pointe at Vista Ridge	Lewisville, TX	100%	28,944,722	4,610,773	40,577,450	45,188,223	430,345	4,610,773	40,093,784	44,704,557	(959,840)	2003	5/25/2017
Belmar Villas	Lakewood, CO	100%	46,846,596	7,105,266	57,397,989	64,503,255	993,445	7,105,266	58,391,434	65,496,700	(2,076,572)	1974	7/21/2017
Ansley at Princeton Lakes	Atlanta, GA	100%	32,182,527	3,067,897	41,526,190	44,594,087	37,637	3,067,897	41,563,828	44,631,725	(1,258,460)	2009	8/31/2017
Sugar Mill Apartments	Lawrenceville, GA	100%	24,605,346	5,706,010	30,599,482	36,305,492	1,837	5,706,010	30,601,319	36,307,329	(183,049)	1997	12/7/2017
Avery Point Apartments	Indianapolis, IN	100%	31,029,639	4,509,073	41,320,763	45,829,836	—	4,509,073	41,320,763	45,829,836	(176,396)	1986	12/15/2017

			$258,470,441	$42,059,897	$327,074,333	$369,134,230	$4,663,205	$42,059,897	$327,847,983	$369,907,880	$(9,425,010)
______________
(1) Encumbrances are net of deferred financing costs associated with the loans for each individual property listed above.
(2) Building and improvements include tenant origination and absorption costs.
(3) The aggregate cost of real estate for federal income tax purposes was $375.9 million (unaudited) as of December 31, 2017.
(4) The aggregate cost of real estate excludes pre-acquisition costs of $2,605 incurred by the operating partnership.

STEADFAST APARTMENT REIT III, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017 and 2016:

Real Estate:	2017	2016
Balance at the beginning of the year	$99,572,735	$—
Acquisitions	269,709,230	99,425,000
Improvements	4,317,573	348,238
Write-off of fully depreciated and amortized assets	(3,689,053)	(200,503)
Balance at the end of the year	$369,910,485	$99,572,735

Accumulated depreciation:
Balance at the beginning of the year	$625,232	$—
Depreciation expense	12,488,831	825,735
Write-off of fully depreciated and amortized assets	(3,689,053)	(200,503)
Balance at the end of the year	$9,425,010	$625,232

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 15, 2018.

Steadfast Apartment REIT III, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(Principal Executive Officer)	March 15, 2018

/s/ Kevin J. Keating	Chief Financial Officer and Treasurer	March 15, 2018
Kevin J. Keating	(Principal Financial Officer and Accounting Officer)

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 15, 2018

/s/ Stephen R. Bowie	Director
Stephen R. Bowie		March 15, 2018

/s/ Ned W. Brines	Director
Ned W. Brines		March 15, 2018

/s/ Janice M. Munemitsu	Director
Janice M. Munemitsu		March 15, 2018