Form 10-Q
period 2018-03-31
Steadfast Apartment REIT III, Inc.
filed 2018-05-11
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2018, there were 3,151,548 shares of the Registrant’s Class A common stock issued and outstanding, 390,300 shares of the Registrant’s Class R common stock issued and outstanding and 3,984,469 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$42,059,897	$42,059,897
Building and improvements	324,537,679	323,636,510
Tenant origination and absorption costs	1,908,025	4,214,078
Total real estate, cost	368,505,601	369,910,485
Less accumulated depreciation and amortization	(11,822,581)	(9,425,010)
Total real estate, net	356,683,020	360,485,475
Cash and cash equivalents	26,881,896	15,533,961
Restricted cash	2,942,808	4,344,992
Rents and other receivables	921,098	488,287
Other assets	1,068,544	702,130
Total assets	$388,497,366	$381,554,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$5,738,603	$5,726,298
Mortgage notes payable, net	258,526,055	258,470,441
Distributions payable	830,437	746,360
Due to affiliates	4,022,957	5,487,180
Total liabilities	269,118,052	270,430,279
Commitments and contingencies (Note 9)
Redeemable common stock	3,350,539	2,920,059
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,084,850 and 2,887,731 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30,851	28,878
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 360,730 and 309,518 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,608	3,096
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,840,533 and 3,369,991 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	38,406	33,700
Additional paid-in capital	145,889,549	131,822,585
Cumulative distributions and net losses	(29,933,639)	(23,683,752)
Total stockholders’ equity	116,028,775	108,204,507
Total liabilities and stockholders’ equity	$388,497,366	$381,554,845

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$7,810,148	$2,796,716
Tenant reimbursements and other	1,022,028	318,999
Total revenues	8,832,176	3,115,715
Expenses:
Operating, maintenance and management	2,323,918	705,204
Real estate taxes and insurance	1,403,354	481,455
Fees to affiliates	1,345,840	284,152
Depreciation and amortization	4,703,625	2,360,947
Interest expense	2,225,371	978,486
General and administrative expenses	754,902	627,862
Total expenses	12,757,010	5,438,106
Net loss attributable to common stockholders	$(3,924,834)	$(2,322,391)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,690,784)	$(1,236,453)
Net loss per Class A common share — basic and diluted	$(0.53)	$(0.81)
Weighted average number of Class A common shares outstanding — basic and diluted	2,983,166	1,489,414
Distributions declared per Class A common share	$0.370	$0.370

Net loss attributable to Class R common stockholders — basic and diluted	$(188,592)	$(118,117)
Net loss per Class R common share — basic and diluted	$(0.55)	$(0.81)
Weighted average number of Class R common shares outstanding — basic and diluted	332,745	128,807
Distributions declared per Class R common share	$0.352	$0.353

Net loss attributable to Class T common stockholders — basic and diluted	$(2,045,458)	$(967,821)
Net loss per Class T common share — basic and diluted	$(0.60)	$(0.87)
Weighted average number of Class T common shares outstanding — basic and diluted	3,608,942	1,165,823
Distributions declared per Class T common share	$0.306	$0.304

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)

	Common Stock								Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R				Class T
	Shares	Amount	Shares		Amount		Shares	Amount
BALANCE, December 31, 2016	1,247,420	$12,474	99,043		$990		889,434	$8,894	$45,632,928	$(5,741,312)	$39,913,974
Issuance of common stock	1,640,311	16,404	210,475		2,106		2,481,444	24,815	104,046,957	—	104,090,282
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—		—		—	—	(9,034,341)	—	(9,034,341)
Transfers to redeemable common stock	—	—	—		—		—	—	(2,698,321)	—	(2,698,321)
Repurchase of common stock	—	—	—	—	—	—	(887)	(9)	(21,060)	—	(21,069)
Other offering costs to affiliates	—	—	—		—		—	—	(6,167,169)	—	(6,167,169)
Distributions declared	—	—	—		—		—	—	—	(6,189,253)	(6,189,253)
Amortization of stock-based compensation	—	—	—		—		—	—	63,591	—	63,591
Net loss	—	—	—		—		—	—	—	(11,753,187)	(11,753,187)
BALANCE, December 31, 2017	2,887,731	28,878	309,518		3,096		3,369,991	33,700	131,822,585	(23,683,752)	108,204,507
Issuance of common stock	200,163	2,003	51,212		512		470,542	4,706	17,288,961	—	17,296,182
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—		—	—	(1,323,430)	—	(1,323,430)
Transfers to redeemable common stock	—	—	—	—	—		—	—	(732,807)	—	(732,807)
Repurchase of common stock	(3,044)	(30)	—		—		—	—	(71,050)	—	(71,080)
Other offering costs to affiliates	—	—	—		—		—	—	(1,108,621)	—	(1,108,621)
Distributions declared	—	—	—		—		—	—	—	(2,325,053)	(2,325,053)
Amortization of stock-based compensation	—	—	—		—		—	—	13,911	—	13,911
Net loss	—	—	—		—		—	—	—	(3,924,834)	(3,924,834)
BALANCE, March 31, 2018	3,084,850	$30,851	360,730		$3,608	—	3,840,533	$38,406	$145,889,549	$(29,933,639)	$116,028,775

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,924,834)	$(2,322,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,703,625	2,360,947
Amortization of deferred financing costs	55,614	13,684
Amortization of stock-based compensation	13,911	9,222
Amortization of stock-based annual compensation	6,875	6,875
Change in fair value of interest rate cap agreements	(379,314)	221,694
Changes in operating assets and liabilities:
Rents and other receivables	(169,866)	(113,347)
Other assets	12,900	(3,730)
Accounts payable and accrued liabilities	(246,072)	848,738
Due to affiliates	(1,456,388)	(1,219,546)
Net cash used in operating activities	(1,383,549)	(197,854)
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(32,638,237)
Additions to real estate investments	(932,928)	(425,048)
Purchase of interest rate cap agreements	—	(131,250)
Cash used in investing activities	(932,928)	(33,194,535)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	—	23,000,000
Proceeds from issuance of Class A common stock	4,326,986	12,624,288
Proceeds from issuance of Class R common stock	1,058,438	1,012,468
Proceeds from issuance of Class T common stock	10,565,291	13,176,496
Payments of commissions on sale of common stock and related dealer manager fees	(1,339,540)	(1,907,007)
Reimbursement of other offering costs to affiliates	(1,112,536)	(2,576,691)
Payment of deferred financing costs	—	(230,106)
Distributions to common stockholders	(1,165,331)	(424,176)
Repurchase of common stock	(71,080)	—
Net cash provided by financing activities	12,262,228	44,675,272
Net increase in cash, cash equivalents and restricted cash	9,945,751	11,282,883
Cash, cash equivalents and restricted cash, beginning of period	19,878,953	17,142,199
Cash, cash equivalents and restricted cash, end of period	$29,824,704	$28,425,082

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,322,410	$585,761
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$84,077	$132,645
Application of escrow deposits to acquire real estate	$—	$650,100
Increase in amounts receivable from transfer agent for Class A common stock	$212,000	$86,170
Increase in amounts receivable from transfer agent for Class R common stock	$50,000	$—
Increase in amounts receivable from transfer agent for Class T common stock	$945	$91,854
Decrease in amounts payable to affiliates for other offering costs	$(3,915)	$(1,017,330)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,075,644	$395,811
Increase in redeemable common stock	$732,808	$395,811
Increase in stock-based annual compensation and meeting fees	$6,875	$6,875
Increase in redemptions payable	$302,328	$—
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(43,951)	$8,801
Increase in due to affiliates from additions to real estate investments	$12,193	$8,321
(Decrease) increase in due to affiliates from distribution and shareholder servicing fee	$(16,110)	$582,324

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2016. On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
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
As of March 31, 2018, the Company owned nine multifamily properties comprising a total of 2,592 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On February 5, 2016, the Company commenced its initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public in the primary offering (the“Primary Offering”). The Company initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to $300,000,000 in shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of March 31, 2018, the Company had sold 3,067,280 shares of Class A common stock, 360,730 shares of Class R common stock and 3,841,420 shares of Class T common stock in the Public Offering for gross proceeds of $75,481,921, $8,116,429 and $91,353,890, respectively, and $174,952,240 in the aggregate, including 79,024 shares of Class A common stock, 5,065 shares of Class R common stock and 92,709 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $1,876,814, $113,947 and $2,097,084, respectively. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before the earlier of February 5, 2019, unless further extended as permitted under applicable law or earlier terminated by our board of directors, and (ii) the date on which the maximum offering amount has been sold. In certain

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

The business of the Company is externally managed by the Advisor pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, Steadfast Apartment REIT III Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, other than Accounting Standards Update (“ASU”) 2016-18, as further described and defined below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.
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
March 31, 2018
(unaudited)

Partnership is a VIE because the Advisor, as the limited partner, lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2018, the Company adopted ASU No. 2016-18. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
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
March 31, 2018
(unaudited)

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$636,932	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$257,619	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2018 and December 31, 2017, the fair value of the mortgage notes payable, net was $260,534,208 and $262,048,883, respectively, compared to the carrying value of $258,526,055 and $258,470,441, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Distribution Policy
The Company elected to be taxed as, and currently qualifies as, a REIT commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a distribution to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a distribution to the holders of Class R shares which began to accrue on August 2, 2016.
Distributions declared during the period from January 1, 2017, to March 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some cases $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from January 1, 2018 to March 31, 2018, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some cases $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125% and in some cases $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%. Each day during the period from May 19, 2016, to March 31, 2018, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to March 31, 2018, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2018, the Company declared distributions totaling $0.370 per Class A share of common stock, $0.352 per Class R share of common stock and $0.306 per Class T share of common stock. During the three months ended March 31, 2017, the Company declared distributions totaling $0.370 per Class A share of common stock, $0.353 per Class R share of common stock and $0.304 per Class T share of common stock.
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
March 31, 2018
(unaudited)

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted the new standard effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the preliminary stages of evaluating the impact of this ASU on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of this new guidance and plans to adopt this ASU 2016-02 on January 1, 2019.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance on January 1, 2018 and it was applied retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of January 1, 2017. The Company capitalized $7,069,053 of acquisition fees and expenses on the consolidated balance sheet as of March 31, 2018 related to its multifamily acquisitions in 2017. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of this guidance. Upon adoption of this guidance, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. Upon adoption of this guidance on January 1, 2018, the Company did not experience a material impact.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption of this guidance January 1, 2018, the Company did not experience a material impact.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

3.          Real Estate
As of March 31, 2018, the Company owned nine multifamily properties comprised of a total of 2,592 apartment homes. The total acquisition price of the Company’s real estate portfolio was $369,134,230. As of March 31, 2018 and December 31, 2017, the Company’s portfolio was approximately 93.1% and 92.6% occupied and the average monthly rent was $1,082 and $1,089, respectively.
As of March 31, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2018
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$42,059,897	$324,537,679	$1,908,025	$368,505,601
Less: Accumulated depreciation and amortization	—	(10,660,190)	(1,162,391)	(11,822,581)
Net investments in real estate and related lease intangibles	$42,059,897	$313,877,489	$745,634	$356,683,020

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$42,059,897	$323,636,510	$4,214,078	$369,910,485
Less: Accumulated depreciation and amortization	—	(7,403,608)	(2,021,402)	(9,425,010)
Net investments in real estate and related lease intangibles	$42,059,897	$316,232,902	$2,192,676	$360,485,475
Depreciation and amortization expense was $4,703,625 and $2,360,947 for the three months ended March 31, 2018 and 2017, respectively.
Depreciation of the Company’s buildings and improvements was $3,256,582 and $1,031,588 for the three months ended March 31, 2018, and 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $1,447,043 and $1,329,359 for the three months ended March 31, 2018 and 2017, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of March 31, 2018, the Company’s real estate portfolio comprised 2,592 apartment homes and was approximately 95.3% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $752,798 and $709,440 as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of March 31, 2018 and December 31, 2017, other assets consisted of:

	March 31, 2018	December 31, 2017
Prepaid expenses	$169,302	$287,958
Interest rate cap agreements	636,932	257,619
Other deposits	262,310	156,553
Other assets	$1,068,544	$702,130
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2018 and December 31, 2017.

	March 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.22%	$156,892,000
Fixed rate	3	8/1/2024 - 1/1/2025	3.82%	3.92%	3.89%	103,129,000
Mortgage notes payable, gross	9				4.09%	260,021,000
Deferred financing costs, net(2)						(1,494,945)
Mortgage notes payable, net						$258,526,055

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	3.90%	$156,892,000
Fixed rate	3	8/1/2024 - 1/1/2025	3.82%	3.92%	3.89%	103,129,000
Mortgage notes payable, gross	9				3.90%	260,021,000
Deferred financing costs, net(2)						(1,550,559)
Mortgage notes payable, net						$258,470,441
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of March 31, 2018 and December 31, 2017, was $182,060 and $126,446, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2018:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$260,021,000	$—	$53,989	$374,945	$1,835,900	$3,552,437	$254,203,729
_________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of March 31, 2018, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2018, the Company incurred interest expense of $2,225,371. Interest expense for the three months ended March 31, 2018, includes amortization of deferred financing costs of $55,614 and net unrealized gains from the change in fair value of interest rate cap agreements of $379,314.
For the three months ended March 31, 2017, the Company incurred interest expense of $978,486. Interest expense for the three months ended March 31, 2017, includes amortization of deferred financing costs of $13,684 and net unrealized losses from the change in fair value of interest rate cap agreements of $221,694.
Interest expense of $886,729 and $660,068 was payable as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
6.         Stockholders’ Equity
 General
Under the Company’s Second Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,300,000,000, consisting of 1,200,000,000 shares of common stock, $0.01 par value per share, of which 480,000,000 shares are classified as Class A common stock, 240,000,000 shares are classified as Class R common stock and 480,000,000 shares are classified as Class T common stock, and 100,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors may amend the Charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that it has authority to issue.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The following table reflects information regarding shares of common stock sold in the Public Offering from inception through March 31, 2018:

	March 31, 2018
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	2,988,255	355,665	3,748,711	7,092,631
Shares of common stock issued - DRP	79,024	5,065	92,709	176,798
Total shares of common stock issued - Public Offering	3,067,279	360,730	3,841,420	7,269,429
Gross offering proceeds - Primary Offering	$73,605,107	$8,002,482	$89,256,808	$170,864,397
Gross offering proceeds - DRP	1,876,814	113,947	2,097,084	4,087,845
Total offering proceeds - Public Offering	$75,481,921	$8,116,429	$91,353,892	$174,952,242
Offering costs, before distribution and shareholder servicing fees				(21,852,689)
Offering proceeds, net of offering costs				$153,099,553
Offering proceeds include $324,820 and $61,875 of amounts due from the Company’s transfer agent as of March 31, 2018 and December 31, 2017, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
For the three months ended March 31, 2018 and 2017, the Company issued 275 shares and 275 shares, respectively, of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. See Note 8 (Long Term Incentive Award Plan and Independent Director Compensation) for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $6,875 and $6,875 for the three months ended March 31, 2018 and 2017, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
On August 9, 2017, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with their re-election to the board of directors at the Company’s 2017 annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted common stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The issuance and vesting activity for the three months ended March 31, 2018, and year ended December 31, 2017, for the restricted common stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2017 annual meeting is as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Nonvested shares at the beginning of the period	5,250	4,500
Granted shares	—	3,000
Vested shares	—	(2,250)
Nonvested shares at the end of the period	5,250	5,250
Included in general and administrative expenses is $13,911 and $9,222 for the three months ended March 31, 2018 and 2017, respectively, for compensation expense related to the issuance of restricted common stock. As of March 31, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $86,431. The weighted average remaining term of the restricted common stock was 0.94 years as of March 31, 2018. As of March 31, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2018
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
(3) For purposes of the share repurchase program, until the day the Company publicly discloses a new estimated value per share, the purchase price for shares purchased under the share repurchase program will equal, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share will be determined by the Company’s board of directors, based on periodic valuations by independent third-party appraisers or qualified independent valuation experts selected by the Advisor, and other factors the Company’s board of directors deems relevant.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three months ended March 31, 2018, the Company received requests for the repurchase of 16,378 shares, which included 11,496 shares of Class A common stock, 3,574 shares of Class R common stock, and 1,308 shares of Class T common stock with a total repurchase value of $373,409. The Company repurchased 3,044 Class A shares for $71,080 during the three months ended March 31, 2018. The Company did not repurchase any shares or receive requests for the repurchase of any shares during the three months ended March 31, 2017.
As of March 31, 2018, the Company had outstanding and unfulfilled repurchase requests of 11,496 shares of Class A common stock, 3,574 shares of Class R common stock, and 1,308 shares of Class T common stock and recorded $373,409 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests. The Company repurchased the outstanding repurchase requests of $71,080 as of December 31, 2017, on January 31, 2018. The Company repurchased the outstanding repurchase requests of $373,409 as of March 31, 2018, on May 1, 2018.
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
Pursuant to the share repurchase plan, for the three months ended March 31, 2018 and 2017, the Company reclassified $732,807 and $395,811, net of $71,080 and $0 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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
The Company elected to be taxed as, and currently qualifies as, a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the first fiscal quarters of 2018 and 2017:

	For the Three Months ended March 31,
	2018(1)	2017(1)
Daily Distribution per Class A share(2)	$0.004110	$0.004110
Daily Distribution per Class R share(2)(3)	$0.00394521	$0.00394521
Daily Distribution per Class T share(2)(4)	$0.003376	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%
Per Class R share	6.40%	6.40%
Per Class T share	5.17%	5.17%
_________________

(1)
The Company’s board of directors approved a cash distribution that accrued at the above rates per day for each share of the Company’s Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

(3)
Distributions during the three months ended March 31, 2018, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three months ended March 31, 2018, we paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(4)
Distributions during the three months ended March 31, 2018, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the three months ended March 31, 2018, we paid distributions at a rate of $0.003376 subject to an annual distribution and shareholder fee of 1.125%.

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	18,672	1,665	28,049	48,386
DRP distributions declared (value)	$443,475	$37,464	$634,471	$1,115,410
Cash distributions declared	661,292	80,128	468,224	1,209,644
Total distributions declared	$1,104,767	$117,592	$1,102,695	$2,325,054

DRP distributions paid (in shares)	18,320	1,558	26,767	46,645
DRP distributions paid (value)	$435,090	$35,048	$605,506	$1,075,644
Cash distributions paid	643,874	76,267	445,190	1,165,331
Total distributions paid	$1,078,964	$111,315	$1,050,696	$2,240,975

	Three Months Ended March 31, 2017
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	9,532	560	9,573	19,665
DRP distributions declared (value)	$226,390	$12,606	$216,534	$455,530
Cash distributions declared	323,403	35,131	138,568	497,102
Total distributions declared	$549,793	$47,737	$355,102	$952,632

DRP distributions paid (in shares)	8,650	485	7,934	17,069
DRP distributions paid (value)	$205,438	$10,905	$179,468	$395,811
Cash distributions paid	280,169	29,582	114,425	424,176
Total distributions paid	$485,607	$40,487	$293,893	$819,987
As of March 31, 2018, $830,437 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $389,699, $42,681 and $398,057 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $154,652, $14,041 and $227,758, or 18,672, 1,665 and 28,049 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

As of December 31, 2017, $746,360 of distributions declared were payable and included in distributions payable in the accompanying consolidated balance sheets, which included $363,900, $36,405 and $346,051 of Class A common stock, Class R common stock and Class T common stock, respectively, of which $146,273, $11,624 and $198,789, or 6,158, 517 and 8,788 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.
As reflected in the table above, for the three months ended March 31, 2018, the Company paid total distributions of $2,240,975, which related to distributions declared for each day in the period from December 1, 2017 through February 28, 2018.
For the three months ended March 31, 2017, the Company paid total distributions of $819,987, which related to distributions declared for each day in the period from December 1, 2016 through February 28, 2017.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2018 and 2017, and amounts outstanding to the Advisor and its affiliates as of March 31, 2018 and December 31, 2017, are as follows:

	Incurred For the
	Three Months Ended March 31,		Payable (Prepaid) as of
	2018	2017	March 31, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$991,560	$173,979	$637	$53,409
Property management:
Fees(1)	266,607	86,900	98,866	94,469
Reimbursement of onsite personnel(2)	764,221	243,802	177,992	142,633
Other fees(1)	87,673	23,273	8,230	7,632
Other fees - property operations(2)	8,608	2,225	—	—
Other fees - G&A(3)	4,330	1,275	—	—
Other operating expenses(3)	315,140	233,672	281,441	102,609
Property insurance(4)	31,950	507	(13,700)	(16,062)
Consolidated Balance Sheets:
Assets
Capitalized
Acquisition fees(5)	—	699,412	—	1,722,641
Acquisition expenses(5)	(280)	157,563	968	—
Construction management:
Fees(6)	27,690	17,739	9,865	6,767
Reimbursements of labor costs(6)	92,659	36,627	21,234	13,108
Capital expenditures(6)	21,538	8,551	—	—
Additional paid-in capital
Other offering costs reimbursement	1,108,621	1,559,361	401,859	405,774
Selling commissions:
Class A	306,335	731,354	—	—
Class T	316,990	398,051	—	—
Dealer manager fees:
Class A	136,473	381,069	—	—
Class T	264,156	331,709	—	—
Distribution and shareholder servicing fee:
Class R(7)	1,877	50,072	181,050	184,294
Class T(7)	297,599	597,076	2,840,816	2,753,844
	$5,043,747	$5,734,217	$4,009,258	$5,471,118

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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

(5)	Included in total real estate, cost in the accompanying consolidated balance sheets following the adoption of ASU 2017-01 as of January 1, 2017.

(6)	Included in building and improvements in the accompanying consolidated balance sheets.

(7)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.

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
The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”) for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through March 31, 2018 and December 31, 2017, the Advisor had incurred on the Company’s behalf $2,090,158 and $1,828,156, respectively, of costs attributable to Crossroads

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2018, is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$170,864,395	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$25,629,659	15.00%

O&O expenses recorded:
Sales commissions	$6,874,956	4.02%
Broker Dealer fees(1)	4,371,967	2.56%
Distribution and shareholder servicing fees(2)	3,749,992	2.19%
Offering cost reimbursements	10,605,764	6.21%
Organizational costs reimbursements	26,980	0.02%
Total O&O cost reimbursements recorded by the Company	$25,629,659	15.00%
_____________________

(1)	Includes $1,645,897 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through March 31, 2018, for Class R shares of 0.27% and 0.67% and Class T shares of up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through March 31, 2018, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the three months ended March 31, 2018 and 2017, the Advisor incurred $2,286,007 and $2,553,735 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $23,377,124 from inception through March 31, 2018, of which $9,537,343 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $401,859 and $405,774 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The deferred offering costs of $9,537,343 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Loan Coordination Fee
Subject to the determination by a majority of the independent directors that the Advisor provides a substantial amount of services in connection with the origination or refinancing of any debt financing obtained by the Company that is used to refinance properties or other permitted investments or financing in connection with a recapitalization of the Company, the Company pays the Advisor a loan coordination fee equal to 0.75% of the amount available under such financing.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2018, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses, and support, training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
March 31, 2018
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
As of March 31, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2018, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2018.
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
March 31, 2018
(unaudited)

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
March 31, 2018
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors received 2,000 shares of restricted Class A common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors would receive 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she would receive 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted common stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
The Company recorded stock-based compensation expense of $13,911 and $9,222 for the three months ended March 31, 2018 and 2017, related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $63,250 and $53,750 for the three months ended March 31, 2018 and 2017, respectively, related to the independent directors’ annual compensation and the value of shares issued for annual compensation, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, $56,375 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $90,375 and $83,500 is included in additional paid-in capital on the consolidated balance sheets, respectively.
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
March 31, 2018
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2018 and December 31, 2017:

March 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.88%	2.59%	$636,932

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.56%	2.59%	$257,619
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2018 and 2017, resulted in an unrealized gain of $379,314 and an unrealized loss of $221,694, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2018 and 2017, the Company acquired interest rate cap agreements of $0 and $131,250, respectively. The fair value of the interest rate cap agreements of $636,932 and $257,619 as of March 31, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

11.          Subsequent Events
Status of Our Offering
As of May 8, 2018, the Company had sold 3,145,533, 393,907 and 3,986,673 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $77,398,479, $8,862,934 and $94,786,287, or an aggregate amount of $181,047,700, including 91,912, 6,323 and 112,851 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,182,905, $142,286 and $2,552,681, respectively.
Distributions Paid
Class A
On April 1, 2018, the Company paid distributions of $389,700, which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018 and consisted of cash distributions paid in the amount of $235,047 and $154,653 in Class A shares issued pursuant to the DRP, respectively.
On May 1, 2018, the Company paid distributions of $383,951, which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018 and consisted of cash distributions paid in the amount of $232,518 and $151,433 in Class A shares issued pursuant to the DRP.
Class R
On April 1, 2018, the Company paid distributions of $42,681, which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018 and consisted of cash distributions paid in the amount of $28,640 and $14,041 in Class R shares issued pursuant to the DRP, respectively.
On May 1, 2018, the Company paid distributions of $44,798, which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018 and consisted of cash distributions paid in the amount of $30,598 and $14,200 in Class R shares issued pursuant to the DRP.
Class T
On April 1, 2018, the Company paid distributions of $398,054, which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018 and consisted of cash distributions paid in the amount of $170,297 and $227,757 in Class T shares issued pursuant to the DRP.
On May 1, 2018, the Company paid distributions of $396,315, which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018 and consisted of cash distributions paid in the amount of $168,377 and $227,938 in Class T shares issued pursuant to the DRP.
Declaration of Distributions
On May 9, 2018, the board of directors of the Company declared cash distributions to the holders of Class A, Class R and Class T shares of common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on July 1, 2018 and ending on September 30, 2018; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share per day, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, and in some instances $0.00394521 per Class R share of common stock per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125% and in some instances $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%.

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

PART I — FINANCIAL INFORMATION (continued)

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and senior-living properties and securities of other companies owning multifamily properties and senior-living properties.
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
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of May 8, 2018, we had sold 3,145,533 shares of Class A common stock, 393,907 shares of Class R common stock and 3,986,673 shares of Class T common stock in our Public Offering for gross proceeds of $77,398,479, $8,862,934 and $94,786,287, respectively, and $181,047,700 in the aggregate, including 91,912 shares of Class A common stock, 6,323 shares of Class R common stock and 112,851 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,182,905, $142,286 and $2,552,681, respectively. We will continue to offer shares of our common stock on a continuous basis until February 5, 2019. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Public Offering at any time.
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

PART I — FINANCIAL INFORMATION (continued)

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
We elected to be taxed as, and currently qualifies as, a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
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

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of March 31, 2018, we owned the nine multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,655,674	83.9%	89.7%	$774	$699
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,868,661	92.8%	95.0%	1,348	1,319
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,552,898	94.6%	91.0%	1,266	1,254
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,802,575	94.3%	92.9%	1,013	1,024
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,949,648	92.5%	91.7%	1,188	1,223
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,858,062	90.5%	91.2%	1,310	1,310
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,187,940	91.5%	91.2%	1,113	1,168
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,613,192	94.7%	97.1%	1,063	1,094
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,037,405	96.5%	93.2%	778	776
				2,592	$369,134,230	$258,526,055	93.1%	92.6%	$1,082	$1,089
______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At March 31, 2018, our portfolio was approximately 95.3% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 to our unaudited consolidated financial statements in this quarterly report in the discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-

PART I — FINANCIAL INFORMATION (continued)

pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of our Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in our Public Offering.
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
Income Taxes
We elected to be taxed as, and currently qualify as, a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2016. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2017.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the three months ended March 31, 2018 and 2017, refer to Note 6 to our unaudited consolidated financial statements included in this quarterly report.
The distributions declared and paid during the fiscal quarter ended March 31, 2018, along with the amount of distributions reinvested pursuant to the DRP were as follows:

PART I — FINANCIAL INFORMATION (continued)

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2018	$2,325,054	$0.370	$0.352	$0.306	$1,165,331	$1,075,644	$2,240,975	$—	$2,240,975	$(1,383,550)
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2018, we paid aggregate distributions of $2,240,975, including $1,165,331 of distributions paid in cash and 46,645 shares of our common stock issued pursuant to our DRP for $1,075,644. For the three months ended March 31, 2018, our net loss was $3,924,834, we had funds from operations, or FFO, of $778,791 and net cash used in operations of $1,383,550. For the three months ended March 31, 2018, we funded all distributions paid, including shares issued pursuant to our DRP, with proceeds from our Public Offering. Since inception, of the $8,504,568 in total distributions paid through March 31, 2018, including shares issued pursuant to our DRP, all such amounts were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from our Public Offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and stockholders’ overall returns on their investment in us may be reduced.
We elected to be taxed as, and currently qualify as, a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level and our Charter does not require that we make distributions to our stockholders.
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
As of March 31, 2018, we had not entered into any material leases as a lessee.
REIT Compliance
To continue to qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net

PART I — FINANCIAL INFORMATION (continued)

income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $26,881,896 as of March 31, 2018;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
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

PART I — FINANCIAL INFORMATION (continued)

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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of March 31, 2018, we owned nine multifamily properties. During the three months ended March 31, 2018, net cash used in operating activities was $1,383,550 compared to $197,854 for the three months ended March 31, 2017. The change in net cash used in operating activities is primarily due to an increase in net loss, and an increase in depreciation and amortization, partially offset by a decrease in accounts payable and accrued liabilities, change in fair value of interest rate cap agreements, and decreases in amounts due to affiliates compared to the three months ended March 31, 2017. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2018, net cash used in investing activities was $932,928 compared to $33,194,535 during the three months ended March 31, 2017. The decrease in net cash used in investing activities was primarily the result of our acquisition of no multifamily properties during the three months ended March 31, 2018, compared to one acquisition during the three months ended March 31, 2017. Net cash used in investing activities during the three months ended March 31, 2018 consisted of $932,928 of cash used for improvements to real estate investments.
Cash Flows Provided by Financing Activities
During the three months ended March 31, 2018, net cash provided by financing activities was $12,262,228 compared to $44,675,272 during the three months ended March 31, 2017. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from our Public Offering and a decrease in proceeds from notes payable as there were no properties acquired during three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2018, consisted of the following:

•
$13,498,639 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $1,339,540 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,112,536;

•	$1,165,331 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,075,644; and

•	$71,080 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300%

PART I — FINANCIAL INFORMATION (continued)

of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of March 31, 2018, we had indebtedness totaling an aggregate principal amount of $258,526,055, including net deferred financing costs of $1,494,945. The following is a summary of our contractual obligations as of March 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$85,702,569	$8,092,789	$21,582,246	$21,355,771	$34,671,763
Principal payments on outstanding debt obligations(2)	260,021,000	—	428,934	5,388,337	254,203,729
Distribution and shareholder servicing fee for Class R shares(3)	181,050	20,677	45,781	45,781	68,811
Distribution and shareholder servicing fee for Class T shares(4)	2,840,816	827,073	1,801,981	206,834	4,928
Total	$348,745,435	$8,940,539	$23,858,942	$26,996,723	$288,949,231
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2018. We incurred interest expense of $2,225,371 during the three months ended March 31, 2018, including amortization of deferred financing costs totaling $55,614 and net unrealized gains from the change in fair value of interest rate cap agreements of $379,314.

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

Our debt obligations contain customary financial or non-financial debt covenants. As of March 31, 2018, and December 31, 2017, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2018 and 2017. The ability to compare one period to another is significantly affected by acquisitions completed and distributions made

PART I — FINANCIAL INFORMATION (continued)

during those periods. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned four multifamily properties as of March 31, 2017, and nine multifamily properties as of March 31, 2018. Our results of operations for the three months ended March 31, 2018, are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017
The following table summarizes the consolidated results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Change $	Change %
Total revenues	$8,832,176	$3,115,715	$5,716,461	183%
Operating, maintenance and management	(2,323,918)	(705,204)	(1,618,714)	230%
Real estate taxes and insurance	(1,403,354)	(481,455)	(921,899)	191%
Fees to affiliates	(1,345,840)	(284,152)	(1,061,688)	374%
Depreciation and amortization	(4,703,625)	(2,360,947)	(2,342,678)	99%
Interest expense	(2,225,371)	(978,486)	(1,246,885)	127%
General and administrative expenses	(754,902)	(627,862)	(127,040)	20%
Net loss	$(3,924,834)	$(2,322,391)	$(1,602,443)	69%

NOI(1)	$4,750,624	$1,818,883	$2,931,741	161%
FFO(2)	$778,791	$38,556	$740,235	1,920%
MFFO(2)	$401,223	$277,884	$123,339	44%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations (“MFFO”) as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended March 31, 2018, we had a net loss of $3,924,834, compared to a net loss of $2,322,391 for the three months ended March 31, 2017. The increase in net loss of $1,602,443 compared to the three months ended March 31, 2017, was primarily due to the increase in operating, maintenance and management expenses of $1,618,714, the increase in real estate taxes and insurance of $921,899, the increase in fees to affiliates of $1,061,688, the increase in depreciation and amortization expense of $2,342,678, the increase in interest expense of $1,246,885 and the increase in general and administrative expenses of $127,040, partially offset by the increase in total revenues of $5,716,461. The increase in these expenses was due primarily to the increase in our property portfolio from four multifamily properties at March 31, 2017, to nine multifamily properties at March 31, 2018.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $8,832,176 for the three months ended March 31, 2018, compared to $3,115,715 for the three months ended March 31, 2017. The increase of $5,716,461 was primarily due to owning nine multifamily properties at March 31, 2018, compared to four multifamily properties at March 31, 2017. Our total units increased by 1,680 from 912 at March 31, 2017, to 2,592 at March 31, 2018. The increase is partially offset by a reduction in the average occupancy which declined from 93.9% at March 31, 2017, to 93.1% at March 31, 2018, and a reduction in average monthly rents per unit from $1,116 as of March 31, 2017, to $1,082 as of March 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate, ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended March 31, 2018, were $2,323,918, compared to $705,204 for the three months ended March 31, 2017. The increase of $1,618,714 was primarily due to operating nine multifamily properties as of March 31, 2018, compared to four multifamily properties as of March 31, 2017. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties but to decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,403,354 for the three months ended March 31, 2018, compared to $481,455 for the three months ended March 31, 2017. The increase of $921,899 was due to the acquisition of five multifamily properties since March 31, 2017. We expect these amounts to increase as a result of anticipated future acquisitions of real estate but to decrease as a percentage of total revenues.
Fees to affiliates
Fees to affiliates were $1,345,840 for the three months ended March 31, 2018, compared to $284,152 for the three months ended March 31, 2017. The increase of $1,061,688 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $4,703,625 for the three months ended March 31, 2018, compared to $2,360,947 for the three months ended March 31, 2017. The increase of $2,342,678 was primarily due to the net increase in depreciable and amortizable assets of $210,203,340 since March 31, 2017. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three months ended March 31, 2018, was $2,225,371, compared to $978,486 for the three months ended March 31, 2017. The increase of $1,246,885 was primarily due to additional mortgage notes payable, net of $163,725,544 since March 31, 2017, in connection with the acquisition of five multifamily properties since March 31, 2017, coupled with increases in the London Interbank Offered Rate (“LIBOR”) from the prior year period that impact our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $55,614 and $13,684. Interest expense included unrealized gains on derivative instruments of $379,314 for the three months ended March 31, 2018 compared to an unrealized loss of $221,694 for the three months ended March 31, 2017. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the amount of proceeds raised in our Public Offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2018, were $754,902, compared to $627,862 for the three months ended March 31, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $127,040 was primarily due to the acquisition of five multifamily properties since March 31, 2017, and the continuing operation of the properties owned as of March 31, 2017. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2017. As of March 31, 2018, three properties were categorized as a same-store property.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Change $	Change %
Same-store property:
Revenues	$2,303,074	$2,351,196	$(48,122)	(2)%
Operating expenses	1,124,474	989,515	134,959	14%
NOI	1,178,600	1,361,681	(183,081)	(13)%

Non-same-store properties:
NOI	3,572,024	457,202	3,114,822

Total NOI(1)	$4,750,624	$1,818,883	$2,931,741
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store NOI for the three months ended March 31, 2018, was $1,178,600, compared to $1,361,681 for the three months ended March 31, 2017. The 13% decrease in same-store net operating income was primarily a result of a 14% increase in same-store operating expenses and a 2% decrease in same-store rental revenues.
Revenues
Same-store revenues for the three months ended March 31, 2018, were $2,303,074, compared to $2,351,196 for the three months ended March 31, 2017. The 2% decrease in same-store revenues was primarily due to a decrease in same-store average monthly occupancy from 93.2% as of March 31, 2017, to 91.6% as of March 31, 2018, partially offset by an average rent increase at the same-store properties from $1,186 as of March 31, 2017, to $1,201 as of March 31, 2018, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2018, were $1,124,474, compared to $989,515 for the three months ended March 31, 2017. The increase in same-store operating expenses was primarily attributable to increase in real estate taxes, advertising, and repairs and maintenance.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(3,924,834)	$(2,322,391)
Fees to affiliates(1)	991,560	173,979
Depreciation and amortization	4,703,625	2,360,947
Interest expense	2,225,371	978,486
General and administrative expenses	754,902	627,862
NOI	$4,750,624	$1,818,883
____________________

(1)
Fees to affiliates for the three months ended March 31, 2018, exclude property management fees of $266,607 and other fees of $87,673 that are included in NOI. Fees to affiliates for the three months ended March 31, 2017, exclude property management fees of $86,900 and other fees of $23,273, respectively, that are included in NOI.

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

PART I — FINANCIAL INFORMATION (continued)

Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(3,924,834)	$(2,322,391)
Depreciation of real estate assets	3,256,582	1,031,588
Amortization of lease-related costs	1,447,043	1,329,359
FFO	778,791	38,556
Acquisition fees and expenses(1)(2)	1,746	17,634
Unrealized (gain) loss on derivative instruments	(379,314)	221,694
MFFO	$401,223	$277,884
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

(2)
Acquisition expenses for the three months ended March 31, 2018 and 2017, of $1,746 and $17,634, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. There were no acquisition fees for the three months ended March 31, 2018 and 2017, that did not meet the criteria for capitalization under ASU 2017-01.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor and its affiliates, including the Dealer Manager, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. Refer to Note 7 to our unaudited consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2018, the fair value of our fixed rate debt was $99,780,138 and the carrying value of our fixed rate debt was $102,508,659. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar

PART I — FINANCIAL INFORMATION (continued)

type and remaining maturity if the loan was originated at March 31, 2018. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2018, the fair value of our variable rate debt was $160,754,070 and the carrying value of our variable rate debt was $156,017,396. At March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $156,017,396 of our outstanding variable rate debt. Based on interest rates as of March 31, 2018, if interest rates are 100 basis points higher during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase by $1,590,711 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would decrease by $1,590,711.
At March 31, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.89% and 4.22%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.09% at March 31, 2018. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2018, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of March 31, 2018, were not in excess of the capped rates. See also Note 10 of our unaudited consolidated financial statements included in this quarterly report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for
Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (iv) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

A recent final regulation issued by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code could have a negative impact on our ability to raise capital.

On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries generally to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required, among other things. Under the new regulation, a person is a fiduciary generally if the person receives compensation for providing advice (a “recommendation” or communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action) and it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from a plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation, and in response, on March

PART II — OTHER INFORMATION (continued)

2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions to July 1, 2019.

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. On May 7, 2018, the U.S. Department of Labor announced a new temporary enforcement policy which provides that the U.S. Department of Labor “will not pursue prohibited transactions claims against investment advice fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted” under the final regulation, although institutions who prefer to rely upon the new compliance structures under the final regulation are permitted to do so. Therefore, the U.S. Department of Labor has not withdrawn the final regulation at this time as a result of the Fifth Circuit’s decision, and it is unclear what the U.S. Department of Labor will do in the future with respect to the final regulation the U.S. Department of Labor could, among other things, ask for a rehearing en banc to the full Fifth Circuit, seek review by the U.S. Supreme Court, or further revise or withdraw the final regulation.

On April 18, 2018, the SEC issued proposed rules and interpretations of existing rules designed to enhance the quality and transparency of investors’ relationships with investment advisers and broker-dealers while preserving access to a variety of types of advice relationships and investment products. There is no guarantee that the SEC will issue final rules in this regard or that such final rules, if adopted, will not be drastically different from the proposed rules.

The final regulation, the accompanying exemptions and the SEC’s proposed rules are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations, the accompanying exemptions and the SEC’s proposed rules on purchasing and holding interests in us. The final regulation, the accompanying exemptions and the SEC’s proposed rules will undoubtedly make it more difficult to market investment products without carefully considering the exposures created by the final regulation.

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 9, 2017, we granted 1,000 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. On March 29, 2018, we issued 275 shares of Class A common stock to one of our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
As of March 31, 2018, we had sold 3,067,279, 360,730 and 3,841,420 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $75,481,921, $8,116,429 and $91,353,892, respectively, or $174,952,242 in the aggregate, including 79,024 shares of Class A common stock, 5,065 shares of Class R common stock and 92,709 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $1,876,814, $113,947 and $2,097,084, respectively, or $4,087,845 in the aggregate.
From inception through March 31, 2018, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$11,246,925	Actual	6.58%
Other organization and offering costs	10,632,744	Actual	6.22%
Total expenses	$21,879,669	Actual	12.81%
Total public offering proceeds (excluding DRP proceeds)	$170,864,397	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.81%	Actual	12.81%

Distribution and shareholder servicing fees(1)	$3,749,992	Actual
Total expenses including the distribution and shareholder servicing fees	$25,629,661	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	15.00%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fees incurred from inception through March 31, 2018 for Class R shares of up to 0.27 and 0.67%, as applicable, and Class T shares of up to 1.125% of the purchase price per share sold in our Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through March 31, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $153,072,573, including net offering proceeds from our DRP of $4,087,845. For the period from inception through March 31, 2018, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.81%.

PART II — OTHER INFORMATION (continued)

We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties. As of March 31, 2018, we had invested in nine multifamily properties for a total purchase price of $369,134,230. These property acquisitions were funded from proceeds of our Public Offering and $260,021,000 in secured financings.
During the three months ended March 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2018	3,574	3,044	$23.35	(4)
February 2018	4,723	—	—	(4)
March 2018	8,081	—	—	(4)
	16,378	3,044
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2018, we had 16,378 shares, representing outstanding and unfulfilled repurchase requests of 11,496 Class A shares, 3,574 Class R shares, and 1,308 Class T shares, all of which were fulfilled on May 1, 2018.

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

(3)	For the three months ended March 31, 2018, the source of the cash used to redeem shares were 100% from the sale of shares under our distribution reinvestment plan.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II — OTHER INFORMATION (continued)

Item 5.  Other Information
None.
Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement (included as Exhibit 4.1 to the Company’s Post-Effective Amendment No. 13 to Form S-11 (File No. 333-207952), filed April 11, 2018 and incorporated herein by reference).
4.2
Form of Distribution Reinvestment Plan (included as Exhibit 4.2 to the Company’s Post-Effective Amendment No. 13 to Form S-11 (File No. 333-207952), filed April 11, 2018 and incorporated herein by reference).

4.3
Form of Redemption Request Form (included as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 13 to Form S-11 (File No. 333-207952), filed April 11, 2018 and incorporated herein by reference).

4.4
Form of Application for Transfer (included as Exhibit 4.4 to the Company’s Post-Effective Amendment No. 13 to Form S-11 (File No. 333-207952), filed April 11, 2018 and incorporated herein by reference).

10.1
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of February 1, 2018, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC and effective as of February 5, 2018 (included as Exhibit 10.1 to the Company’s Current Report Form 8-K (File No. 333-207952), filed February 2, 2018 and incorporated herein by reference).

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

PART II — OTHER INFORMATION (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steadfast Apartment REIT III, Inc.

Date:	May 11, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 11, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)