Form 10-Q
period 2018-06-30
Steadfast Apartment REIT III, Inc.
filed 2018-08-10
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2018, there were 3,366,499 shares of the Registrant’s Class A common stock issued and outstanding, 426,515 shares of the Registrant’s Class R common stock issued and outstanding and 4,337,259 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$45,908,171	$42,059,897
Building and improvements	352,724,601	323,636,510
Tenant origination and absorption costs	456,431	4,214,078
Total real estate, cost	399,089,203	369,910,485
Less accumulated depreciation and amortization	(14,148,302)	(9,425,010)
Total real estate, net	384,940,901	360,485,475
Cash and cash equivalents	26,240,456	15,533,961
Restricted cash	3,384,492	4,344,992
Rents and other receivables	537,200	488,287
Other assets	1,124,467	702,130
Total assets	$416,227,516	$381,554,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$5,736,354	$5,726,298
Mortgage notes payable, net	279,965,461	258,470,441
Distributions payable	868,386	746,360
Due to affiliates	3,631,654	5,487,180
Total liabilities	290,201,855	270,430,279
Commitments and contingencies (Note 9)
Redeemable common stock	4,507,251	2,920,059
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,276,197 and 2,887,731 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32,764	28,878
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 409,536 and 309,518 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4,096	3,096
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 4,174,825 and 3,369,991 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	41,749	33,700
Additional paid-in capital	157,467,255	131,822,585
Cumulative distributions and net losses	(36,027,454)	(23,683,752)
Total stockholders’ equity	121,518,410	108,204,507
Total liabilities and stockholders’ equity	$416,227,516	$381,554,845

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$8,165,612	$3,243,715	$15,975,760	$6,040,431
Tenant reimbursements and other	1,064,004	358,092	2,086,032	677,091
Total revenues	9,229,616	3,601,807	18,061,792	6,717,522
Expenses:
Operating, maintenance and management	2,554,111	908,380	4,878,029	1,613,585
Real estate taxes and insurance	1,240,072	557,570	2,643,426	1,039,025
Fees to affiliates	1,400,171	372,359	2,746,011	656,511
Depreciation and amortization	4,233,745	2,555,319	8,937,370	4,916,266
Interest expense	2,684,924	1,145,526	4,910,295	2,124,012
General and administrative expenses	642,959	710,291	1,397,861	1,338,152
Total expenses	12,755,982	6,249,445	25,512,992	11,687,551
Net loss attributable to common stockholders	$(3,526,366)	$(2,647,638)	$(7,451,200)	$(4,970,029)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,475,758)	$(1,369,535)	$(3,162,222)	$(2,607,449)
Net loss per Class A common share — basic and diluted	$(0.43)	$(0.64)	$(0.96)	$(1.41)
Weighted average number of Class A common shares outstanding — basic and diluted	3,168,666	2,051,047	3,077,174	1,772,569
Distributions declared per Class A common share	$0.374	$0.374	$0.744	$0.744

Net loss attributable to Class R common stockholders — basic and diluted	$(183,927)	$(116,698)	$(374,268)	$(223,476)
Net loss per Class R common share — basic and diluted	$(0.45)	$(0.65)	$(0.99)	$(1.43)
Weighted average number of Class R common shares outstanding — basic and diluted	394,918	174,769	364,202	151,921
Distributions declared per Class R common share	$0.357	$0.357	$0.709	$0.710

Net loss attributable to Class T common stockholders — basic and diluted	$(1,866,681)	$(1,161,405)	$(3,914,710)	$(2,139,104)
Net loss per Class T common share — basic and diluted	$(0.50)	$(0.71)	$(1.09)	$(1.55)
Weighted average number of Class T common shares outstanding — basic and diluted	4,008,035	1,739,346	3,809,424	1,454,183
Distributions declared per Class T common share	$0.309	$0.307	$0.615	$0.611

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	1,247,420	$12,474	99,043	$990	889,434	$8,894	$45,632,928	$(5,741,312)	$39,913,974
Issuance of common stock	1,640,311	16,404	210,475	2,106	2,481,444	24,815	104,046,957	—	104,090,282
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(9,034,341)	—	(9,034,341)
Transfers to redeemable common stock	—	—	—	—	—	—	(2,698,321)	—	(2,698,321)
Repurchase of common stock	—	—	—	—	(887)	(9)	(21,060)	—	(21,069)
Other offering costs to affiliates	—	—	—	—	—	—	(6,167,169)	—	(6,167,169)
Distributions declared	—	—	—	—	—	—	—	(6,189,253)	(6,189,253)
Amortization of stock-based compensation	—	—	—	—	—	—	63,591	—	63,591
Net loss	—	—	—	—	—	—	—	(11,753,187)	(11,753,187)
BALANCE, December 31, 2017	2,887,731	28,878	309,518	3,096	3,369,991	33,700	131,822,585	(23,683,752)	108,204,507
Issuance of common stock	403,065	4,032	103,626	1,036	806,151	8,062	31,432,433	—	31,445,563
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(2,400,888)	—	(2,400,888)
Transfers to redeemable common stock	—	—	—	—	—	—	(1,563,270)	—	(1,563,270)
Repurchase of common stock	(14,599)	(146)	(3,608)	(36)	(1,317)	(13)	(446,644)	—	(446,839)
Other offering costs to affiliates	—	—	—	—	—	—	(1,404,887)	—	(1,404,887)
Distributions declared	—	—	—	—	—	—	—	(4,892,502)	(4,892,502)
Amortization of stock-based compensation	—	—	—	—	—	—	27,926	—	27,926
Net loss	—	—	—	—	—	—	—	(7,451,200)	(7,451,200)
BALANCE, June 30, 2018	3,276,197	$32,764	409,536	$4,096	4,174,825	$41,749	$157,467,255	$(36,027,454)	$121,518,410

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(7,451,200)	$(4,970,029)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,937,370	4,916,266
Amortization of deferred financing costs	113,103	39,199
Amortization of stock-based compensation	27,926	18,549
Amortization of stock-based annual compensation	13,750	13,750
Change in fair value of interest rate cap agreements	(544,725)	414,364
Changes in operating assets and liabilities:
Rents and other receivables	(47,271)	(115,132)
Other assets	122,388	(40,086)
Accounts payable and accrued liabilities	124,063	1,887,082
Due to affiliates	(1,553,724)	(1,161,052)
Net cash (used in) provided by operating activities	(258,320)	1,002,911
Cash Flows from Investing Activities:
Acquisition of real estate investments	(30,118,698)	(76,726,460)
Additions to real estate investments	(2,350,819)	(1,075,397)
Escrow deposits for pending real estate acquisitions	(1,000,000)	(2,850,000)
Purchase of interest rate cap agreements	—	(222,790)
Cash used in investing activities	(33,469,517)	(80,874,647)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	21,545,000	52,106,000
Proceeds from issuance of Class A common stock	9,003,182	25,059,691
Proceeds from issuance of Class R common stock	2,253,500	2,528,450
Proceeds from issuance of Class T common stock	17,891,622	27,637,433
Payments of commissions on sale of common stock and related dealer manager fees	(2,310,280)	(3,825,141)
Reimbursement of other offering costs to affiliates	(1,810,661)	(4,329,824)
Payment of deferred financing costs	(163,083)	(403,652)
Distributions to common stockholders	(2,488,609)	(1,073,653)
Repurchase of common stock	(446,839)	—
Net cash provided by financing activities	43,473,832	97,699,304
Net increase in cash, cash equivalents and restricted cash	9,745,995	17,827,568
Cash, cash equivalents and restricted cash, beginning of period	19,878,953	17,142,199
Cash, cash equivalents and restricted cash, end of period	$29,624,948	$34,969,767

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,016,918	$1,422,014
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$122,026	$255,869
Application of escrow deposits to acquire real estate	$1,000,000	$1,750,100
Increase (decrease) in amounts receivable from transfer agent for Class A common stock	$72,517	$(57,125)
(Decrease) increase in amounts receivable from transfer agent for Class T common stock	$(70,875)	$149,782
Decrease in amounts payable to affiliates for other offering costs	$(405,774)	$(1,013,681)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$2,281,867	$985,244
Increase in redeemable common stock	$1,563,270	$985,244
Increase in stock-based annual compensation and meeting fees	$13,750	$13,750
Increase in redemptions payable	$—	$20,779
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(90,085)	$39,136
Increase in due to affiliates from additions to real estate investments	$13,364	$30,297
Increase in due to affiliates from distribution and shareholder servicing fee	$90,608	$1,156,452

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
As of June 30, 2018, the Company owned ten multifamily properties comprising a total of 2,775 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On May 16, 2016, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of June 30, 2018, the Company had sold 3,269,906 shares of Class A common stock, 413,144 shares of Class R common stock and 4,177,029 shares of Class T common stock in the Public Offering for gross proceeds of $80,491,059, $9,295,741 and $99,307,948, respectively, and $189,094,748 in the aggregate, including 98,499 shares of Class A common stock, 7,027 shares of Class R common stock and 123,636 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,339,343, $158,093 and $2,796,632, respectively. Pursuant to the terms of the Public Offering, the Company may continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before the earlier of February 5, 2019, unless further extended as permitted under applicable law or earlier terminated by the Company’s board of directors. The Company’s board of directors determined to terminate the Public Offering effective on or about August 31, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into an Amended and Restated Agreement of Limited Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from the Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of Accounting Standards Update (“ASU”) 2016-18, as further described and defined below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.
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
June 30, 2018
(unaudited)

Partnership is a VIE because the Advisor, as the limited partner, lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2018, the Company adopted ASU 2016-18. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
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
June 30, 2018
(unaudited)

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$802,344	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$257,619	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2018 and December 31, 2017, the fair value of the mortgage notes payable, net was $280,858,805 and $262,048,883, respectively, compared to the carrying value of $279,965,461 and $258,470,441, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Distributions declared during the period from January 1, 2017, to March 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from April 1, 2017 to June 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day.
Distributions declared during the period from January 1, 2018 to June 30, 2018, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, and in some instances, $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%. Each day during the period from May 19, 2016, to June 30, 2018, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to June 30, 2018, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2018, the Company declared distributions totaling $0.374 and $0.744 per Class A share of common stock, $0.357 and $0.709 per Class R share of common stock and $0.309 and $0.615 per Class T share of common stock, respectively. During the three and six months ended June 30, 2017, the Company declared distributions totaling $0.374 and $0.744 per Class A share of common stock, $0.357 and $0.710 per Class R share of common stock and $0.307 and $0.611 per Class T share of common stock, respectively.
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
June 30, 2018
(unaudited)

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted ASU 2014-09 effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements is specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach. ASU 2016-02 will be effective in the first quarter of 2019 and allows for early adoption. The Company is evaluating the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under ASU 2016-02, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of ASU 2016-02 and plans to adopt ASU 2016-02 on January 1, 2019.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018 and it was applied retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company capitalized $7,069,053 of acquisition fees and expenses on the consolidated balance sheet as of June 30, 2018 related to its multifamily acquisitions in 2017. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of ASU 2017-01. Upon adoption of ASU 2017-01, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. Upon adoption of ASU 2017-05 on January 1, 2018, the Company did not experience a material impact.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption of ASU 2017-09 January 1, 2018, the Company did not experience a material impact.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.
3.          Real Estate
As of June 30, 2018, the Company owned ten multifamily properties comprised of a total of 2,775 apartment homes. The total acquisition price of the Company’s real estate portfolio was $400,252,928. As of June 30, 2018 and December 31, 2017, the Company’s portfolio was approximately 93.3% and 92.6% occupied and the average monthly rent was $1,117 and $1,089, respectively.
Current Year Acquisitions
During the six months ended June 30, 2018, the Company acquired the following property:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	$3,848,274	$26,813,993	$456,431	$31,118,698
			183	$3,848,274	$26,813,993	$456,431	$31,118,698

As of June 30, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2018
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$45,908,171	$352,724,601	$456,431	$399,089,203
Less: Accumulated depreciation and amortization	—	(14,069,776)	(78,526)	(14,148,302)
Net investments in real estate and related lease intangibles	$45,908,171	$338,654,825	$377,905	$384,940,901

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$42,059,897	$323,636,510	$4,214,078	$369,910,485
Less: Accumulated depreciation and amortization	—	(7,403,608)	(2,021,402)	(9,425,010)
Net investments in real estate and related lease intangibles	$42,059,897	$316,232,902	$2,192,676	$360,485,475
Depreciation and amortization expense was $4,233,745 and $8,937,370 for the three and six months ended June 30, 2018, and $2,555,319 and $4,916,266 for the three and six months ended June 30, 2017, respectively.
Depreciation of the Company’s buildings and improvements was $3,409,586 and $6,666,168 for the three and six months ended June 30, 2018, and $1,248,649 and $2,280,237 for the three and six months ended June 30, 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $824,159 and $2,271,202 for the three and six months ended June 30, 2018, and $1,306,670 and $2,636,029 for the three and six months ended June 30, 2017, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of June 30, 2018, the Company’s real estate portfolio comprised 2,775 apartment homes and was approximately 95.7% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $888,611 and $709,440 as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of June 30, 2018 and December 31, 2017, other assets consisted of:

	June 30, 2018	December 31, 2017
Prepaid expenses	$59,916	$287,958
Interest rate cap agreements	802,344	257,619
Other deposits	262,207	156,553
Other assets	$1,124,467	$702,130

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2018 and December 31, 2017.

	June 30, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.43%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.25%	281,566,000
Deferred financing costs, net(2)						(1,600,539)
Mortgage notes payable, net						$279,965,461

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	3.90%	$156,892,000
Fixed rate	3	8/1/2024 - 1/1/2025	3.82%	3.92%	3.89%	103,129,000
Mortgage notes payable, gross	9				3.90%	260,021,000
Deferred financing costs, net(2)						(1,550,559)
Mortgage notes payable, net						$258,470,441
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of June 30, 2018 and December 31, 2017, was $239,549 and $126,446, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2018:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$281,566,000	$—	$53,989	$374,945	$1,835,900	$3,552,437	$275,748,729
_________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of June 30, 2018, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2018, the Company incurred interest expense of $2,684,924 and $4,910,295, respectively. Interest expense for the three and six months ended June 30, 2018, includes amortization of deferred financing costs of $57,488 and $113,103 and net unrealized gains from the change in fair value of interest rate cap agreements of $165,411 and $544,725, respectively.
For the three and six months ended June 30, 2017, the Company incurred interest expense of $1,145,526 and $2,124,012, respectively. Interest expense for the three and six months ended June 30, 2017, includes amortization of deferred financing costs of $25,515 and $39,199 and net unrealized losses from the change in fair value of interest rate cap agreements of $192,670 and $414,364, respectively.
Interest expense of $985,067 and $660,068 was payable as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

The following table reflects information regarding shares of common stock sold in the Public Offering from inception through June 30, 2018:

	June 30, 2018
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	3,171,407	406,117	4,053,393	7,630,917
Shares of common stock issued - DRP	98,499	7,027	123,636	229,162
Total shares of common stock issued - Public Offering	3,269,906	413,144	4,177,029	7,860,079
Gross offering proceeds - Primary Offering	$78,151,716	$9,137,648	$96,511,316	$183,800,680
Gross offering proceeds - DRP	2,339,343	158,093	2,796,632	5,294,068
Total offering proceeds - Public Offering	$80,491,059	$9,295,741	$99,307,948	$189,094,748
Offering costs, before distribution and shareholder servicing fees				(22,972,069)
Offering proceeds, net of offering costs				$166,122,679
Offering proceeds include $63,517 and $61,875 of amounts due from the Company’s transfer agent as of June 30, 2018 and December 31, 2017, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
For the three months ended June 30, 2018 and 2017, the Company issued 275 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. See Note 8 (Long Term Incentive Award Plan and Independent Director Compensation) for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $6,875 and $13,750 for the three and six months ended June 30, 2018 and 2017, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
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
The issuance and vesting activity for the six months ended June 30, 2018, and year ended December 31, 2017, for the restricted common stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2017 annual meeting is as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Nonvested shares at the beginning of the period	5,250	4,500
Granted shares	—	3,000
Vested shares	(1,500)	(2,250)
Nonvested shares at the end of the period	3,750	5,250

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Included in general and administrative expenses is $14,015 and $27,926 for the three and six months ended June 30, 2018, and $9,327 and $18,549 for the three and six months ended June 30, 2017, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $72,417. The weighted average remaining term of the restricted common stock was 1.01 years as of June 30, 2018. As of June 30, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
June 30, 2018
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
June 30, 2018
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
The following table reflects repurchase activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	2,039	—	—	2,039	13,595	3,608	1,317	18,520
Repurchase requests (value)	$47,161	$—	$—	$47,161	$316,554	$75,097	$31,269	$422,920
Repurchases fulfilled (in shares)	11,556	3,608	1,317	16,481	14,600	3,608	1,317	19,525
Repurchase requests fulfilled (value)	$269,393	$75,097	$31,269	$375,759	$340,474	$75,097	$31,269	$446,840

	Three Months Ended June 30, 2017								Six Months Ended June 30, 2017
	Class A		Class R		Class T		Total		Class A		Class R		Class T		Total
Repurchase requests (in shares)	—	—	—	—	874	—	874	—	—	—	—	—	874	—	874
Repurchase requests (value)	$—		$—		$20,779		$20,779		$—		$—		$20,779		$20,779
Repurchases fulfilled (in shares)	—		—		—		—		—		—		—		—
Repurchase requests fulfilled (value)	$—		$—		$—		$—		$—		$—		$—		$—
As of June 30, 2018 and 2017, the Company had outstanding and unfulfilled repurchase requests of 2,039 and 874 shares of common stock and recorded $47,161 and $20,779 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the July 31, 2018 and October 30, 2017 repurchase dates, respectively.
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
June 30, 2018
(unaudited)

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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2018, the Company reclassified $830,463 and $1,563,270, net of $375,759 and $446,839 of fulfilled repurchase requests and for the three and six months ended June 30, 2017, $589,433 and $985,244, net of $0 and $0 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the three and six months ended June 30, 2018 and 2017 :

	2018(1)		2017(1)
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Daily Distribution per Class A share(2)	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share(2)(3)	$0.00394521	$0.00394521	$0.00394521	$0.00394521
Daily Distribution per Class T share(2)(4)	$0.003376	$0.003376	$0.003376	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.40%
Per Class T share	5.17%	5.17%	5.17%	5.17%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

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

(3)
Distributions during the three and six months ended June 30, 2018 and 2017, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three and six months ended June 30, 2018 and 2017, we paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(4)
Distributions during the three and six months ended June 30, 2018, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the three and six months ended June 30, 2018, we paid distributions at a rate of $0.003376 subject to an annual distribution and shareholder fee of 1.125%.

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	19,456	2,045	31,640	53,141	38,128	3,710	59,689	101,527
DRP distributions declared (value)	$462,058	$46,009	$715,713	$1,223,780	$905,534	$83,470	$1,350,181	$2,339,185
Cash distributions declared	724,077	94,896	524,696	1,343,669	1,385,369	175,027	992,921	2,553,317
Total distributions declared	$1,186,135	$140,905	$1,240,409	$2,567,449	$2,290,903	$258,497	$2,343,102	$4,892,502

DRP distributions paid (in shares)	19,474	1,961	30,928	52,363	37,794	3,519	57,695	99,008
DRP distributions paid (value)	$462,532	$44,145	$699,546	$1,206,223	$897,622	$79,193	$1,305,052	$2,281,867
Cash distributions paid	714,645	91,557	517,076	1,323,278	1,358,520	167,824	962,265	2,488,609
Total distributions paid	$1,177,177	$135,702	$1,216,622	$2,529,501	$2,256,142	$247,017	$2,267,317	$4,770,476

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

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
As of June 30, 2018, $868,386 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $398,663, $47,885 and $421,838 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $154,187, $15,901 and $243,921, or 19,455, 2,045 and 31,640 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.
As of December 31, 2017, $746,360 of distributions declared were payable and included in distributions payable in the accompanying consolidated balance sheets, which included $363,900, $36,405 and $346,055 of Class A common stock, Class R common stock and Class T common stock, respectively, of which $146,273, $11,624 and $198,794, or 6,158, 517 and 8,788 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.
As reflected in the table above, for the three and six months ended June 30, 2018, the Company paid total distributions of $2,529,501 and $4,770,476, which related to distributions declared for each day in the period from March 1, 2018 through May 31, 2018 and December 1, 2017 through May 31, 2018, respectively.
For the three and six months ended June 30, 2017, the Company paid total distributions of $1,238,910 and $2,058,897, which related to distributions declared for each day in the period from March 1, 2017 through May 31, 2017 and December 31, 2016 through May 31, 2017, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2018 and 2017, and amounts outstanding to the Advisor and its affiliates as of June 30, 2018 and December 31, 2017, are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepaid) as of
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,022,265	$204,660	$2,013,825	$378,639	$371	$53,409
Property management:
Fees(1)	291,302	134,292	557,909	221,192	131,094	94,469
Reimbursement of onsite personnel(2)	832,881	288,977	1,597,102	532,779	287,623	142,633
Other fees(1)	86,604	33,407	174,277	56,680	9,435	7,632
Other fees - property operations(2)	5,257	2,862	13,865	5,087	—	—
Other fees - G&A(3)	13,944	2,552	18,274	3,827	—	—
Other operating expenses(3)	261,231	268,888	576,371	502,560	141,146	102,609
Property insurance(4)	79,356	507	111,306	1,014	—	(16,062)
Consolidated Balance Sheets:
Assets
Capitalized
Acquisition fees(5)	624,854	943,211	624,854	1,642,623	—	1,722,641
Acquisition expenses(5)	161,703	215,716	161,423	373,279	—	—
Construction management:
Fees(6)	39,021	25,558	66,711	43,297	6,302	6,767
Reimbursements of labor costs(6)	114,670	34,521	207,329	71,148	26,938	13,108
Capital expenditures(6)	—	15,272	21,538	23,823	—	—
Additional paid-in capital
Other offering costs reimbursement	296,266	1,756,782	1,404,887	3,316,143	—	405,774
Selling commissions:
Class A	287,918	652,396	594,253	1,383,750	—	—
Class T	217,638	435,566	534,625	833,617	—	—
Dealer manager fees:
Class A	136,198	364,143	272,671	745,212	—	—
Class T	181,363	362,972	445,519	694,681	—	—
Distribution and shareholder servicing fee:
Class R(7)	18,028	40,903	19,905	90,975	193,165	184,295
Class T(7)	236,316	636,282	533,915	1,233,358	2,835,580	2,753,843
	$4,906,815	$6,419,467	$9,950,559	$12,153,684	$3,631,654	$5,471,118

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”) for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through June 30, 2018 and December 31, 2017, the Advisor had incurred on the Company’s behalf $2,133,452 and $1,828,156, respectively, of costs attributable to Crossroads

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2018, is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$183,800,680	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$27,570,102	15.00%

O&O expenses recorded:
Sales commissions	$7,380,510	4.02%
Broker Dealer fees(1)	4,689,529	2.55%
Distribution and shareholder servicing fees(2)	4,004,336	2.18%
Offering cost reimbursements	10,902,030	5.93%
Organizational costs reimbursements	26,980	0.01%
Total O&O cost reimbursements recorded by the Company	$27,003,385	14.69%
_____________________

(1)	Includes $1,770,623 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through June 30, 2018, for Class R shares of 0.27% and 0.67% and Class T shares of up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through June 30, 2018, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the three and six months ended June 30, 2018 and 2017, the Advisor incurred $1,738,660 and $2,723,804 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $25,115,784 from inception through June 30, 2018, of which $10,759,215 was deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $0 and $405,774 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The deferred offering costs of $10,759,215 were not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at June 30, 2018, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
June 30, 2018
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
As of June 30, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2018, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2018.
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
June 30, 2018
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
Subordinated Participation in Net Sale Proceeds (payable only if the Company’s shares are not listed on an exchange)
The Advisor (in its capacity as special limited partner of the Operating Partnership) would receive 15.0% of the remaining net sale proceeds after return of the total investment amount, which is the amount equal to the original issue price paid by the stockholders in the Public Offering multiplied by the number of shares issued in the Public Offering, reduced by the weighted average original issue price of the shares sold in the Primary Offering multiplied by the total number of shares repurchased by the Company, plus payment to investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes.
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
June 30, 2018
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
Subordinated Incentive Listing Distribution (payable only if the Company’s shares are listed on an exchange)
Upon the listing of the Company’s shares on a national securities exchange, the Advisor (in its capacity as special limited partner of the Operating Partnership) would receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions paid by the Company to stockholders from inception until the date the adjusted market value is determined, including distributions that may constitute a return of capital for federal income tax purposes, exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors of the total investment amount. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis.
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
Subordinated Distribution Upon Termination of the Advisory Agreement
Upon termination or non-renewal of the Advisory Agreement with or without cause, the Advisor (in its capacity as special limited partner of the Operating Partnership), would be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s appraised market value plus distributions exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount to investors. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. If the Company does not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs.
8.         Long Term Incentive Award Plan and Independent Director Compensation
The Company adopted a long-term incentive plan (the “Incentive Award Plan”), which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of the Company’s common stock on the date of grant.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company recorded stock-based compensation expense of $14,015 and $27,926 for the three and six months ended June 30, 2018 and $9,327 and $18,549 for the three and six months ended June 30, 2017, related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded stock-based compensation expense of $55,750 and $119,000 for the three and six months ended June 30, 2018 and $58,750 and $112,500 for the three and six months ended June 30, 2017, related to the independent directors’ restricted common stock, respectively, related to the independent directors’ annual compensation and the value of shares issued for annual compensation, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, $48,875 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $90,375 and $83,500 is included in additional paid-in capital on the consolidated balance sheets, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Austin, Texas, Dallas, Texas, Denver, Colorado and Indianapolis, Indiana, apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2018 and December 31, 2017:

June 30, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.09%	2.59%	$802,344

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.56%	2.59%	$257,619
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2018, resulted in an unrealized gain of $165,411 and $544,725, respectively, and three and six months ended June 30, 2017, resulted in an unrealized loss of $192,670 and $414,364, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2018 and 2017, the Company acquired interest rate cap agreements of $0 and $222,790, respectively. The fair value of the interest rate cap agreements of $802,344 and $257,619 as of June 30, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

11.          Subsequent Events
Status of Our Offering
As of August 3, 2018, the Company had sold 3,362,752, 430,123 and 4,339,882 shares of Class A common stock, Class R common stock and Class T common stock in the Public Offering, respectively, for gross proceeds of $82,795,276, $9,677,772 and $103,159,061, or an aggregate amount of $195,632,109, including 111,917, 8,450 and 145,837 shares of Class A common stock, Class R common stock and Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,658,034, $190,124 and $3,298,845, respectively.
Distributions Paid
Class A
On July 2, 2018, the Company paid distributions of $398,663, which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018 and consisted of cash distributions paid in the amount of $244,476 and $154,187 in Class A shares issued pursuant to the DRP, respectively.
On August 1, 2018, the Company paid distributions of $421,361, which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018 and consisted of cash distributions paid in the amount of $256,856 and $164,505 in Class A shares issued pursuant to the DRP.
Class R
On July 2, 2018, the Company paid distributions of $47,885, which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018 and consisted of cash distributions paid in the amount of $31,984 and $15,901 in Class R shares issued pursuant to the DRP, respectively.
On August 1, 2018, the Company paid distributions of $50,744, which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018 and consisted of cash distributions paid in the amount of $34,614 and $16,130 in Class R shares issued pursuant to the DRP.
Class T
On July 2, 2018, the Company paid distributions of $421,838, which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018 and consisted of cash distributions paid in the amount of $177,917 and $243,921 in Class T shares issued pursuant to the DRP.
On August 1, 2018, the Company paid distributions of $446,038, which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018 and consisted of cash distributions paid in the amount of $187,823 and $258,215 in Class T shares issued pursuant to the DRP.
Declaration of Distributions
On August 8, 2018, the board of directors of the Company declared cash distributions to the holders of Class A, Class R and Class T shares of common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on October 1, 2018 and ending on December 31, 2018; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share per day, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, and in some instances $0.00394521 per Class R share of common stock per day subject to an annual distribution and shareholder servicing fee of 0.27%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125% and in some instances $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Restricted Stock Grant
On August 9, 2018, the Company granted 1,000 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2018 annual meeting of stockholders.

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
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to invest in and manage a diverse portfolio of multifamily properties and senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and senior-living properties and securities of other companies owning multifamily properties and senior-living properties. As of June 30, 2018, we owned ten multifamily properties comprising a total of 2,775 apartment homes.
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
Pursuant to the terms of our Public Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of August 3, 2018, we had sold 3,362,752 shares of Class A common stock, 430,123 shares of Class R common stock and 4,339,882 shares of Class T common stock in our Public Offering for gross proceeds of $82,795,276, $9,677,772 and $103,159,061, respectively, and $195,632,109 in the aggregate, including 111,917 shares of Class A common stock, 8,450 shares of Class R common stock and 145,837 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,034, $190,124 and $3,298,845, respectively. Pursuant to the terms of the Public Offering, we may continue to offer shares of our common stock on a continuous basis until February 5, 2019, unless further extended as permitted under applicable law or earlier terminated by our board of directors. Our board of directors determined to terminate the Public Offering effective on or about August 31, 2018.
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
We elected to be taxed as, and currently qualify as, a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
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

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of June 30, 2018, we owned the ten multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,657,268	86.9%	89.7%	$722	$699
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,873,583	93.5%	95.0%	1,340	1,319
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,558,101	97.1%	91.0%	1,286	1,254
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,809,110	93.8%	92.9%	996	1,024
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,954,587	94.4%	91.7%	1,240	1,223
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,869,540	91.1%	91.2%	1,334	1,310
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,193,366	90.9%	91.2%	1,179	1,168
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,621,046	93.0%	97.1%	1,094	1,094
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,045,181	95.7%	93.2%	797	776
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	31,118,698	21,383,679	90.0%	—	1,320	—
				2,775	$400,252,928	$279,965,461	93.3%	92.6%	$1,117	$1,089
______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At June 30, 2018, our portfolio was approximately 95.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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

PART I — FINANCIAL INFORMATION (continued)

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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017, 2016, and 2015.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid

PART I — FINANCIAL INFORMATION (continued)

during the three and six months ended June 30, 2018 and 2017, refer to Note 6 (Stockholders’ Equity) to our unaudited consolidated financial statements included in this quarterly report.
The distributions declared and paid during the first and second fiscal quarters of 2018, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash (Used in) Provided by Operating Activities
First Quarter 2018	$2,325,053	$0.370	$0.352	$0.306	$1,165,331	$1,075,644	$2,240,975	$—	$2,240,975	$(1,383,549)
Second Quarter 2018	2,567,449	0.374	0.357	0.309	1,323,278	1,206,223	2,529,501	1,125,229	1,404,272	1,125,229
	$4,892,502	$0.744	$0.709	$0.615	$2,488,609	$2,281,867	$4,770,476	$1,125,229	$3,645,247	$(258,320)
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2018, we paid aggregate distributions of $2,529,501 and $4,770,476, including $1,323,278 and $2,488,609 of distributions paid in cash and 52,363 and 99,008 shares of our common stock issued pursuant to our DRP for $1,206,223 and $2,281,867, respectively. For the three and six months ended June 30, 2018, our net loss was $3,526,366 and $7,451,200, we had funds from operations, or FFO, of $707,379 and $1,486,170 and net cash provided by (used in) operations of $1,125,229 and $(258,320), respectively. For the three and six months ended June 30, 2018, we funded $1,125,229 or 44% and 24% and $1,404,272 and $3,645,247 or 56% and 76% of total distributions paid, including shares issued pursuant to our DRP, from cash flow from operations and with proceeds from our Public Offering, respectively. Since inception, of the $11,034,069 in total distributions paid through June 30, 2018, including shares issued pursuant to our DRP, 3% of such amounts were funded from cash flow from operations and 97% were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2018, we had not entered into any material leases as a lessee.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $26,240,456 as of June 30, 2018;

•	proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

PART I — FINANCIAL INFORMATION (continued)

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.
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
Cash Flows (Used in) Provided by Operating Activities
As of June 30, 2018, we owned ten multifamily properties. During the six months ended June 30, 2018, net cash used in operating activities was $258,320, compared to net cash provided by operating activities of $1,002,911 for the six months ended June 30, 2017. The change in net cash used in operating activities is primarily due to an increase in net loss, and an increase in depreciation and amortization, partially offset by decreases in accounts payable and accrued liabilities, change in fair value of interest rate cap agreements, and decreases in amounts due to affiliates compared to the six months ended June 30, 2017. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2018, net cash used in investing activities was $33,469,517 compared to $80,874,647 during the six months ended June 30, 2017. The decrease in net cash used in investing activities was primarily the result of our acquisition of one multifamily property during the six months ended June 30, 2018, compared to our acquisition of two multifamily properties during the six months ended June 30, 2017. Net cash used in investing activities during the six months ended June 30, 2018, consisted of the following:

•	$30,118,698 of cash used for the acquisition of one multifamily property;

•	$2,350,819 of cash used for improvements to real estate investments; and

•	$1,000,000 of cash used for deposits for potential real estate investments.
Cash Flows Provided by Financing Activities
During the six months ended June 30, 2018, net cash provided by financing activities was $43,473,832 compared to $97,699,304 during the six months ended June 30, 2017. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from our Public Offering and a decrease in proceeds from notes payable as there was one multifamily property acquired during the six months ended June 30, 2018, compared to two multifamily properties during the six months ended June 30, 2017. Net cash provided by financing activities during the six months ended June 30, 2018, consisted of the following:

PART I — FINANCIAL INFORMATION (continued)

•
$25,027,363 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $2,310,280 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,810,661;

•	$21,381,917 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $163,083;

•	$2,488,609 of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,281,867; and

•	$446,839 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to make certain payments to the Advisor and the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the Dealer Manager and the Advisor for reimbursement of certain organization and other offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Public Offering. During our acquisition and development stage, we expect to make payments to the Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by the Advisor in providing services to us.
As of June 30, 2018, we had indebtedness totaling an aggregate principal amount of $279,965,461, including net deferred financing costs of $1,600,539. The following is a summary of our contractual obligations as of June 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$95,820,348	$6,068,381	$24,280,515	$24,048,174	$41,423,278
Principal payments on outstanding debt obligations(2)	281,566,000	—	428,934	5,388,337	275,748,729
Distribution and shareholder servicing fee for Class R shares(3)	193,165	16,019	50,477	50,477	76,192
Distribution and shareholder servicing fee for Class T shares(4)	2,835,580	629,736	1,946,383	246,163	13,298
Total	$380,415,093	$6,714,136	$26,706,309	$29,733,151	$317,261,497
________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2018. We incurred interest expense of $2,684,924 and $4,910,295 during the three and six months ended June 30, 2018, including amortization of deferred financing costs totaling $57,488 and $113,103 and net unrealized gains from the change in fair value of interest rate cap agreements of $165,411 and $544,725, respectively.

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

Our debt obligations contain customary financial or non-financial debt covenants. As of June 30, 2018, and December 31, 2017, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2018 and 2017. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned five multifamily properties as of June 30, 2017, and ten multifamily properties as of June 30, 2018. The increase in the number of properties in our portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the three and six months ended June 30, 2018 and 2017, are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering received to date and expect to continue to raise additional capital, increase our borrowings and make possible future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017
The following table summarizes the consolidated results of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017	Change $	Change %
Total revenues	$9,229,616	$3,601,807	$5,627,809	156%
Operating, maintenance and management	(2,554,111)	(908,380)	(1,645,731)	181%
Real estate taxes and insurance	(1,240,072)	(557,570)	(682,502)	122%
Fees to affiliates	(1,400,171)	(372,359)	(1,027,812)	276%
Depreciation and amortization	(4,233,745)	(2,555,319)	(1,678,426)	66%
Interest expense	(2,684,924)	(1,145,526)	(1,539,398)	134%
General and administrative expenses	(642,959)	(710,291)	67,332	(9)%
Net loss	$(3,526,366)	$(2,647,638)	$(878,728)	33%

NOI(1)	$5,057,527	$1,968,158	$3,089,369	157%
FFO(2)	$707,379	$(92,319)	$799,698	866%
MFFO(2)	$543,009	$173,684	$369,325	213%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations (“MFFO”) as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended June 30, 2018, we had a net loss of $3,526,366, compared to a net loss of $2,647,638 for the three months ended June 30, 2017. The increase in net loss of $878,728 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,645,731, the increase in real estate taxes and insurance of $682,502, the increase in fees to affiliates of $1,027,812, the increase in depreciation and amortization expense of $1,678,426 and the increase in interest expense of $1,539,398, partially offset by the increase in total revenues of $5,627,809 and the decrease in general and administrative expenses of $67,332. The increase in these expenses was due primarily to the increase in our property portfolio from five multifamily properties at June 30, 2017, to ten multifamily properties at June 30, 2018.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $9,229,616 for the three months ended June 30, 2018, compared to $3,601,807 for the three months ended June 30, 2017. The increase of $5,627,809, was primarily due to owning ten multifamily properties at June 30, 2018, compared to five multifamily properties at June 30, 2017. Our total units increased by 1,563 from 1,212 at June 30, 2017, to 2,775 at June 30, 2018. Average occupancy increased from 92.8% at June 30, 2017, to 93.3% at June 30, 2018, partially offset by a reduction in average monthly rents per unit from $1,132 as of June 30, 2017, to $1,117 as of June 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2018, were $2,554,111, compared to $908,380 for the three months ended June 30, 2017. The increase of $1,645,731, was primarily due to operating ten multifamily properties as of June 30, 2018, compared to five multifamily properties as of June 30, 2017. We expect these amounts to decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,240,072 for the three months ended June 30, 2018, compared to $557,570 for the three months ended June 30, 2017. The increase of $682,502, was due to the acquisition of five multifamily properties since June 30, 2017. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $1,400,171 for the three months ended June 30, 2018, compared to $372,359 for the three months ended June 30, 2017. The increase of $1,027,812 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $4,233,745 for the three months ended June 30, 2018, compared to $2,555,319 for the three months ended June 30, 2017. The increase of $1,678,426, was primarily due to the net increase in depreciable and amortizable assets of $197,558,398 since June 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2018, was $2,684,924, compared to $1,145,526 for the three months ended June 30, 2017. The increase of $1,539,398 was primarily due to additional mortgage notes payable, net of $156,206,981 since June 30, 2017, in connection with the acquisition of five multifamily properties since June 30, 2017, coupled with increases in the London Interbank Offered Rate (“LIBOR”) from the prior year period that impact our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $57,488 and $25,515 for the three months ended June 30, 2018 and 2017, respectively. Interest expense included unrealized gains on derivative instruments of $165,411 for the three months ended June 30, 2018 compared to an unrealized loss of $192,670 for the three months ended June 30, 2017. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2018, were $642,959, compared to $710,291 for the three months ended June 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The decrease of $67,332 was primarily due to the reductions in wages and salaries, legal and travel expenses. We expect general and administrative expenses to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017
The following table summarizes the consolidated results of operations for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2018	2017	Change $	Change %
Total revenues	$18,061,792	$6,717,522	$11,344,270	169%
Operating, maintenance and management	(4,878,029)	(1,613,585)	(3,264,444)	202%
Real estate taxes and insurance	(2,643,426)	(1,039,025)	(1,604,401)	154%
Fees to affiliates	(2,746,011)	(656,511)	(2,089,500)	318%
Depreciation and amortization	(8,937,370)	(4,916,266)	(4,021,104)	82%
Interest expense	(4,910,295)	(2,124,012)	(2,786,283)	131%
General and administrative expenses	(1,397,861)	(1,338,152)	(59,709)	4%
Net loss	$(7,451,200)	$(4,970,029)	$(2,481,171)	50%

NOI(1)	$9,808,151	$3,787,040	$6,021,111	159%
FFO(2)	$1,486,170	$(53,763)	$1,539,933	2,864%
MFFO(2)	$944,232	$451,568	$492,664	109%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2018, we had a net loss of $7,451,200, compared to $4,970,029 for the six months ended June 30, 2017. The increase in net loss of $2,481,171 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $3,264,444, the increase in real estate taxes and insurance of $1,604,401, the increase in fees to affiliates of $2,089,500, the increase in depreciation and amortization expense of $4,021,104, the increase in interest expense of $2,786,283 and the increase in general and administrative expenses of $59,709, partially offset by the increase in total revenues of $11,344,270. The increase in these expenses was due primarily to the increase in our property portfolio from five multifamily properties at June 30, 2017 to ten multifamily properties at June 30, 2018.
Total revenues
Total revenues were $18,061,792 for the six months ended June 30, 2018, compared to $6,717,522 for the six months ended June 30, 2017. The increase of $11,344,270 was primarily due to owning ten multifamily properties at June 30, 2018, compared to five multifamily properties at June 30, 2017. Our total units increased by 1,563 from 1,212 at June 30, 2017 to 2,775 at June 30, 2018. Average occupancy increased from 92.8% at June 30, 2017, to 93.3% at June 30, 2018. Average monthly rents per unit decreased from $1,132 as of June 30, 2017 to $1,117 as of June 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $4,878,029 for the six months ended June 30, 2018, compared to $1,613,585 for the six months ended June 30, 2017. The increase of $3,264,444 was primarily due to operating ten multifamily properties as of June 30, 2018, compared to five multifamily property as of June 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.

PART I — FINANCIAL INFORMATION (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses were $2,643,426 for the six months ended June 30, 2018, compared to $1,039,025 for the six months ended June 30, 2017. The increase of $1,604,401 was due to the acquisition of five multifamily properties since June 30, 2017, and real estate taxes and insurance expenses for a full reporting period on the two properties acquired during the six months ended June 30, 2017. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $2,746,011 for the six months ended June 30, 2018, compared to $656,511 for the six months ended June 30, 2017. The increase of $2,089,500 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $8,937,370 for the six months ended June 30, 2018, compared to $4,916,266 for the six months ended June 30, 2017. The increase of $4,021,104 was primarily due to the net increase in depreciable and amortizable assets of $197,558,398 since June 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2018 was $4,910,295, compared to $2,124,012 for the six months ended June 30, 2017. The increase of $2,786,283 was primarily due to the increase in mortgage notes payable, net of $156,206,981 since June 30, 2017, due to financing incurred in connection with the acquisition of five multifamily properties since June 30, 2017, coupled with increases in the London Interbank Offered Rate (“LIBOR”) from the prior year period that impact our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $113,103 and $39,199, respectively, and the unrealized gains on derivative instruments of $544,725 for the six months ended June 30, 2018 and a loss on derivative instruments of $414,364 for the six months ended June 30, 2017. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2018 were $1,397,861 compared to $1,338,152 for the six months ended June 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $59,709 was primarily due to the acquisition of five multifamily properties since June 30, 2017 and the continuing operation of the properties owned as of June 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues.
Property Operations for the Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2017. As of June 30, 2018, four properties were categorized as a same-store property.

PART I — FINANCIAL INFORMATION (continued)

The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017	Change $	Change %
Same-store property:
Revenues	$3,307,173	$3,171,341	$135,832	4%
Operating expenses	1,534,885	1,435,961	98,924	7%
NOI	1,772,288	1,735,380	36,908	2%

Non-same-store properties:
NOI	3,285,239	232,778	3,052,461

Total NOI(1)	$5,057,527	$1,968,158	$3,089,369
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store NOI for the three months ended June 30, 2018, was $1,772,288, compared to $1,735,380 for the three months ended June 30, 2017. The 2% increase in same-store net operating income was primarily a result of a 4% increase in same-store revenues, partially offset by a 7% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2018, were $3,307,173, compared to $3,171,341 for the three months ended June 30, 2017. The increase of 4% in same-store revenues was primarily due to an increases in same-store average monthly occupancy from 92.8% as of June 30, 2017, to 93.8% as of June 30, 2018, and by the increase in average rent at the same-store properties from $1,104 as of June 30, 2017, to $1,132 as of June 30, 2018, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2018, were $1,534,885, compared to $1,435,961 for the three months ended June 30, 2017. The increase of 7% in same-store operating expenses was primarily attributable to increase in salaries and benefits, advertising, and repairs and maintenance.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,526,366)	$(2,647,638)	$(7,451,200)	$(4,970,029)
Fees to affiliates(1)	1,022,265	204,660	2,013,825	378,639
Depreciation and amortization	4,233,745	2,555,319	8,937,370	4,916,266
Interest expense	2,684,924	1,145,526	4,910,295	2,124,012
General and administrative expenses	642,959	710,291	1,397,861	1,338,152
NOI	$5,057,527	$1,968,158	$9,808,151	$3,787,040
____________________

(1)
Fees to affiliates for the three and six months ended June 30, 2018, exclude property management fees of $291,302 and $557,909 and other fees of $86,604 and $174,277, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2017, exclude property management fees of $134,292 and $221,192 and other fees of $33,407 and $56,680, respectively, that are included in NOI.

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(3,526,366)	$(2,647,638)	$(7,451,200)	$(4,970,029)
Depreciation of real estate assets	3,409,586	1,248,649	6,666,168	2,280,237
Amortization of lease-related costs	824,159	1,306,670	2,271,202	2,636,029
FFO	707,379	(92,319)	1,486,170	(53,763)
Acquisition fees and expenses(1)(2)	1,041	73,333	2,787	90,967
Unrealized (gain) loss on derivative instruments	(165,411)	192,670	(544,725)	414,364
MFFO	$543,009	$173,684	$944,232	$451,568
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP were historically considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by the Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition expenses for the three and six months ended June 30, 2018 and 2017, of $1,041 and $2,787 and $73,333 and $90,967, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. No acquisition fees were incurred that did not meet the criteria for capitalization under ASU 2017-01 for the three and six months ended June 30, 2018 and 2017.

PART I — FINANCIAL INFORMATION (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor and its affiliates, including the Dealer Manager, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, distribution and shareholder servicing fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. Refer to Note 7 (Related Party Arrangements) to our unaudited consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2018, the fair value of our fixed rate debt was $120,194,635 and the carrying value of our fixed rate debt was $123,919,448. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at June 30, 2018. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2018, the fair value of our variable rate debt was $160,664,170 and the carrying value of our variable rate debt was $156,046,013. At June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $156,046,013 of our outstanding variable rate debt. Based on interest rates as of June 30, 2018, if interest rates are 100 basis points higher during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase by $1,590,711 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would decrease by $1,590,711.
At June 30, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.02% and 4.43%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.25% at June 30, 2018. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2018, where applicable.

PART I — FINANCIAL INFORMATION (continued)

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of June 30, 2018, were not in excess of the capped rates. See also Note 10 of our unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.

On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ends in August 2018.

Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that proposed Regulation Best Interest may have on purchasing and holding interests in our company.  Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 9, 2017, we granted 1,000 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. On each of March 29, 2018 and June 29, 2018, we issued 275 shares of Class A common stock to one of our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
As of June 30, 2018, we had sold 3,269,906, 413,144 and 4,177,029 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $80,491,059, $9,295,741 and $99,307,948, respectively, or $189,094,748 in the aggregate, including 98,499 shares of Class A common stock, 7,027 shares of Class R common stock and 123,636 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,339,343, $158,093 and $2,796,632, respectively, or $5,294,068 in the aggregate.
From inception through June 30, 2018, we had recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$12,070,039	Actual	6.57%
Other organization and offering costs	10,929,010	Actual	5.95%
Total expenses	$22,999,049	Actual	12.51%
Total public offering proceeds (excluding DRP proceeds)	$183,800,680	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.51%	Actual	12.51%

Distribution and shareholder servicing fees(1)	$4,004,336	Actual
Total expenses including the distribution and shareholder servicing fees	$27,003,385	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	14.69%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fees incurred from inception through June 30, 2018 for Class R shares of up to 0.27% and 0.67%, as applicable, and Class T shares of up to 1.125% of the purchase price per share sold in our Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through June 30, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $166,095,699, including net offering proceeds from our DRP of $5,294,068. For the period from inception through June 30, 2018, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.51%.

PART II — OTHER INFORMATION (continued)

We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties and independent senior-living properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily properties and independent senior-living properties and securities of other companies owning multifamily properties and independent senior-living properties. As of June 30, 2018, we had invested in ten multifamily properties for a total purchase price of $400,252,928. These property acquisitions were funded from proceeds of our Public Offering and $281,566,000 in secured financings.
During the three months ended June 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2018	1,270	—	$—	(4)
May 2018	769	16,481	22.80	(4)
June 2018	—	—	—	(4)
	2,039	16,481
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2018, we had 2,039 shares, representing outstanding and unfulfilled repurchase requests of 2,039 Class A shares, all of which were fulfilled on July 31, 2018.

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

(3)	For the three months ended June 30, 2018, the source of the cash used to redeem shares were 100% from the sale of shares under our distribution reinvestment plan.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II — OTHER INFORMATION (continued)

Item 5.  Other Information
None.
Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Form of Subscription Agreement (included as Exhibit A to Supplement No. 4 to the Company’s prospectus, incorporated by reference to the Company’s Post-Effective Amendment No. 13 to Form S-11 (File No. 333-207952), filed on July 11, 2018 and incorporated herein by reference).

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

4.4
Form of Application for Transfer (included as Exhibit B to Supplement No. 4 to the Company’s prospectus, incorporated by reference to the Company’s Post-Effective Amendment No. 13 to Form S-11 (File No. 333-207952) filed on July 11, 2018 and incorporated herein by reference).

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

Steadfast Apartment REIT III, Inc.

Date:	August 10, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 10, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)