Form 10-Q
period 2018-09-30
Steadfast Apartment REIT III, Inc.
filed 2018-11-09
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2018, there were 3,509,493 shares of the Registrant’s Class A common stock issued and outstanding, 473,192 shares of the Registrant’s Class R common stock issued and outstanding and 4,605,316 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$45,908,171	$42,059,897
Building and improvements	354,329,192	323,636,510
Tenant origination and absorption costs	456,431	4,214,078
Total real estate, cost	400,693,794	369,910,485
Less accumulated depreciation and amortization	(18,015,077)	(9,425,010)
Total real estate, net	382,678,717	360,485,475
Cash and cash equivalents	37,888,317	15,533,961
Restricted cash	3,191,889	4,344,992
Rents and other receivables	616,714	488,287
Other assets	1,551,209	702,130
Total assets	$425,926,846	$381,554,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$6,411,320	$5,726,298
Mortgage notes payable, net	280,026,478	258,470,441
Distributions payable	952,683	746,360
Due to affiliates	4,423,737	5,487,180
Total liabilities	291,814,218	270,430,279
Commitments and contingencies (Note 9)
Redeemable common stock	5,714,167	2,920,059
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,497,641 and 2,887,731 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	34,977	28,878
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 471,513 and 309,518 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4,716	3,096
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 4,582,102 and 3,369,991 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	45,821	33,700
Additional paid-in capital	170,720,111	131,822,585
Cumulative distributions and net losses	(42,407,164)	(23,683,752)
Total stockholders’ equity	128,398,461	108,204,507
Total liabilities and stockholders’ equity	$425,926,846	$381,554,845

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$8,766,978	$5,150,289	$24,742,738	$11,190,720
Tenant reimbursements and other	1,138,033	593,829	3,224,065	1,270,920
Total revenues	9,905,011	5,744,118	27,966,803	12,461,640
Expenses:
Operating, maintenance and management	2,829,019	1,553,149	7,707,048	3,166,733
Real estate taxes and insurance	1,198,477	900,704	3,841,903	1,939,729
Fees to affiliates	1,528,770	678,849	4,274,781	1,335,360
Depreciation and amortization	3,866,775	3,254,894	12,804,145	8,171,160
Interest expense	2,998,775	1,741,955	7,909,070	3,865,967
General and administrative expenses	1,039,453	699,575	2,437,314	2,037,728
Total expenses	13,461,269	8,829,126	38,974,261	20,516,677
Net loss	$(3,556,258)	$(3,085,008)	$(11,007,458)	$(8,055,037)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,464,767)	$(1,478,634)	$(4,620,899)	$(4,067,918)
Net loss per Class A common share — basic and diluted	$(0.40)	$(0.58)	$(1.34)	$(1.95)
Weighted average number of Class A common shares outstanding — basic and diluted	3,397,330	2,434,892	3,185,507	1,995,953
Distributions declared per Class A common share	$0.378	$0.378	$1.122	$1.122

Net loss attributable to Class R common stockholders — basic and diluted	$(190,984)	$(139,604)	$(566,814)	$(363,178)
Net loss per Class R common share — basic and diluted	$(0.41)	$(0.59)	$(1.40)	$(1.99)
Weighted average number of Class R common shares outstanding — basic and diluted	442,962	229,888	390,744	178,196
Distributions declared per Class R common share	$0.361	$0.363	$1.070	$1.073

Net loss attributable to Class T common stockholders — basic and diluted	$(1,900,505)	$(1,466,769)	$(5,819,746)	$(3,623,941)
Net loss per Class T common share — basic and diluted	$(0.46)	$(0.64)	$(1.54)	$(2.14)
Weighted average number of Class T common shares outstanding — basic and diluted	4,407,966	2,415,355	4,011,955	1,778,113
Distributions declared per Class T common share	$0.313	$0.320	$0.928	$0.931

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	1,247,420	$12,474	99,043	$990	889,434	$8,894	$45,632,928	$(5,741,312)	$39,913,974
Issuance of common stock	1,640,311	16,404	210,475	2,106	2,481,444	24,815	104,046,957	—	104,090,282
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(9,034,341)	—	(9,034,341)
Transfers to redeemable common stock	—	—	—	—	—	—	(2,698,321)	—	(2,698,321)
Repurchase of common stock	—	—	—	—	(887)	(9)	(21,060)	—	(21,069)
Other offering costs to affiliates	—	—	—	—	—	—	(6,167,169)	—	(6,167,169)
Distributions declared	—	—	—	—	—	—	—	(6,189,253)	(6,189,253)
Amortization of stock-based compensation	—	—	—	—	—	—	63,591	—	63,591
Net loss	—	—	—	—	—	—	—	(11,753,187)	(11,753,187)
BALANCE, December 31, 2017	2,887,731	28,878	309,518	3,096	3,369,991	33,700	131,822,585	(23,683,752)	108,204,507
Issuance of common stock	627,053	6,271	165,603	1,656	1,213,848	12,138	47,966,611	—	47,986,676
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(3,673,948)	—	(3,673,948)
Transfers to redeemable common stock	—	—	—	—	—	—	(2,804,736)	—	(2,804,736)
Repurchase of common stock	(17,143)	(172)	(3,608)	(36)	(1,737)	(17)	(513,836)	—	(514,061)
Other offering costs to affiliates	—	—	—	—	—	—	(2,140,104)	—	(2,140,104)
Distributions declared	—	—	—	—	—	—	—	(7,715,954)	(7,715,954)
Amortization of stock-based compensation	—	—	—	—	—	—	63,539	—	63,539
Net loss	—	—	—	—	—	—	—	(11,007,458)	(11,007,458)
BALANCE, September 30, 2018	3,497,641	$34,977	471,513	$4,716	4,582,102	$45,821	$170,720,111	$(42,407,164)	$128,398,461

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(11,007,458)	$(8,055,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,804,145	8,171,160
Amortization of deferred financing costs	174,120	74,595
Amortization of stock-based compensation	63,539	49,473
Amortization of stock-based annual compensation	13,750	20,625
Change in fair value of interest rate cap agreements	(665,445)	503,935
Changes in operating assets and liabilities:
Rents and other receivables	(145,202)	(330,902)
Other assets	(183,634)	(192,063)
Accounts payable and accrued liabilities	764,990	3,863,682
Due to affiliates	(1,520,404)	(970,340)
Net cash provided by operating activities	298,401	3,135,128
Cash Flows from Investing Activities:
Acquisition of real estate investments	(30,118,698)	(183,623,803)
Additions to real estate investments	(3,967,275)	(2,010,474)
Escrow deposits for pending real estate acquisitions	(1,000,000)	(3,300,000)
Purchase of interest rate cap agreements	—	(288,740)
Cash used in investing activities	(35,085,973)	(189,223,017)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	21,545,000	131,578,000
Proceeds from issuance of Class A common stock	14,012,729	33,052,652
Proceeds from issuance of Class R common stock	3,597,999	3,418,549
Proceeds from issuance of Class T common stock	26,788,418	42,604,576
Payments of commissions on sale of common stock and related dealer manager fees	(3,548,440)	(5,500,593)
Reimbursement of other offering costs to affiliates	(1,810,661)	(5,928,757)
Payment of deferred financing costs	(163,083)	(875,324)
Distributions to common stockholders	(3,919,077)	(1,940,373)
Repurchase of common stock	(514,061)	—
Net cash provided by financing activities	55,988,824	196,408,730
Net increase in cash, cash equivalents and restricted cash	21,201,253	10,320,841
Cash, cash equivalents and restricted cash, beginning of period	19,878,953	17,142,199
Cash, cash equivalents and restricted cash, end of period	$41,080,206	$27,463,040

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,060,622	$2,774,169
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$206,323	$376,483
Application of escrow deposits to acquire real estate	$1,000,000	$3,950,100
Increase (decrease) in amounts receivable from transfer agent for Class A common stock	$54,100	$(60,600)
(Decrease) increase in amounts receivable from transfer agent for Class T common stock	$(70,875)	$103,950
Increase (decrease) in amounts payable to affiliates for other offering costs	$329,443	$(1,141,733)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$3,590,554	$1,770,380
Increase in redeemable common stock	$2,804,736	$1,770,380
Increase in redemptions payable	$10,628	$20,779
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(90,596)	$90,040
Increase in due to affiliates from additions to real estate investments	$2,010	$22,387
Increase in due to affiliates from distribution and shareholder servicing fee	$125,508	$1,580,253

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and qualifies as, a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2016. On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2018, the Company owned ten multifamily properties comprising a total of 2,775 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
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
Commencing on July 25, 2016, the Company revised the terms of its Public Offering to include Class R shares. The Company offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. Up to $300,000,000 in shares were offered pursuant to the DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share.
On August 31, 2018, the Company terminated its Primary Offering but continues to offer shares of common stock pursuant to the DRP. As of August 31, 2018, the Company had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of September 30, 2018, the Company had sold 3,490,894 shares of Class A common stock, 475,121 shares of Class R common stock and 4,584,726 shares of Class T common stock in the Public Offering for gross proceeds of $85,971,684, $10,689,466 and $108,974,711, respectively, and $205,635,861 in the aggregate, including 119,109 shares of Class A common stock, 9,214 shares of Class R common stock and 157,675 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,828,841, $207,318 and $3,566,598, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

On October 9, 2018, the Company’s board of directors determined an estimated value per share for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018. The Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, Steadfast Apartment REIT III Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, which served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into an Amended and Restated Agreement of Limited Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepted subscriptions for shares of its common stock in the Public Offering, the Company transferred substantially all of the net offering proceeds from the Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately.
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
September 30, 2018
(unaudited)

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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
September 30, 2018
(unaudited)

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$923,064	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$257,619	$—
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
September 30, 2018
(unaudited)

to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its mortgage notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2018 and December 31, 2017, the fair value of the mortgage notes payable, net was $280,303,196 and $262,048,883, respectively, compared to the carrying value of $280,026,478 and $258,470,441, respectively.
Distribution Policy
The Company elected to be taxed as, and qualifies as, a REIT commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a distribution to the holders of Class A shares and Class T shares which began to accrue on May 19, 2016. The Company’s board of directors also declared a distribution to the holders of Class R shares which began to accrue on August 2, 2016.
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
Distributions declared during the period from January 1, 2018 to September 30, 2018, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, and in some instances, $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%. Each day during the period from May 19, 2016 to September 30, 2018, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to September 30, 2018, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2018, the Company declared distributions totaling $0.378 and $1.122 per Class A share of common stock, $0.361 and $1.070 per Class R share of common stock and $0.313 and $0.928 per Class T share of common stock, respectively. During the three and nine months ended September 30, 2017, the Company declared distributions totaling $0.378 and $1.122 per Class A share of common stock, $0.363 and $1.073 per Class R share of common stock and $0.320 and $0.931 per Class T share of common stock, respectively.
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
September 30, 2018
(unaudited)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13  requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and believes that rents and other receivables in its consolidated balance sheets may be impacted by the adoption of ASU 2016-13.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption of ASU 2017-09 on January 1, 2018, the Company did not experience a material impact.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
3.          Real Estate
As of September 30, 2018, the Company owned ten multifamily properties comprised of a total of 2,775 apartment homes. The total acquisition price of the Company’s real estate portfolio was $400,252,928. As of September 30, 2018 and December 31, 2017, the Company’s portfolio was approximately 93.5% and 92.6% occupied and the average monthly rent was $1,130 and $1,089, respectively.
Current Year Acquisitions
During the nine months ended September 30, 2018, the Company acquired the following property:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	$3,848,274	$26,813,993	$456,431	$31,118,698

As of September 30, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2018
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$45,908,171	$354,329,192	$456,431	$400,693,794
Less: Accumulated depreciation and amortization	—	(17,708,336)	(306,741)	(18,015,077)
Net investments in real estate and related lease intangibles	$45,908,171	$336,620,856	$149,690	$382,678,717

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Depreciation and amortization expense was $3,866,775 and $12,804,145 for the three and nine months ended September 30, 2018, and $3,254,894 and $8,171,160 for the three and nine months ended September 30, 2017, respectively.
Depreciation of the Company’s buildings and improvements was $3,638,560 and $10,304,728 for the three and nine months ended September 30, 2018, and $2,079,729 and $4,359,966 for the three and nine months ended September 30, 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $228,215 and $2,499,417 for the three and nine months ended September 30, 2018, and $1,175,165 and $3,811,194 for the three and nine months ended September 30, 2017, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2018, the Company’s real estate portfolio comprised 2,775 apartment homes and was approximately 95.7% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $989,542 and $709,440 as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of September 30, 2018 and December 31, 2017, other assets consisted of:

	September 30, 2018	December 31, 2017
Prepaid expenses	$360,284	$287,958
Interest rate cap agreements	923,064	257,619
Other deposits	267,861	156,553
Other assets	$1,551,209	$702,130

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2018 and December 31, 2017.

	September 30, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.60%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.34%	281,566,000
Deferred financing costs, net(2)						(1,539,522)
Mortgage notes payable, net						$280,026,478

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	3.90%	$156,892,000
Fixed rate	3	8/1/2024 - 1/1/2025	3.82%	3.92%	3.89%	103,129,000
Mortgage notes payable, gross	9				3.90%	260,021,000
Deferred financing costs, net(2)						(1,550,559)
Mortgage notes payable, net						$258,470,441
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of September 30, 2018 and December 31, 2017, was $300,566 and $126,446, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2018:

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

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of September 30, 2018, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2018, the Company incurred interest expense of $2,998,775 and $7,909,070, respectively. Interest expense for the three and nine months ended September 30, 2018, includes amortization of deferred financing costs of $61,018 and $174,120 and net unrealized gains from the change in fair value of interest rate cap agreements of $120,720 and $665,445, respectively.
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
Interest expense of $999,841 and $660,068 was payable as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

The following table reflects information regarding shares of common stock sold in the Public Offering from inception through September 30, 2018:

	September 30, 2018
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	3,371,785	465,907	4,427,051	8,264,743
Shares of common stock issued - DRP	119,109	9,214	157,675	285,998
Total shares of common stock issued - Public Offering	3,490,894	475,121	4,584,726	8,550,741
Gross offering proceeds - Primary Offering	$83,142,843	$10,482,148	$105,408,113	$199,033,104
Gross offering proceeds - DRP	2,828,841	207,318	3,566,598	6,602,757
Total offering proceeds - Public Offering	$85,971,684	$10,689,466	$108,974,711	$205,635,861
Offering costs, before distribution and shareholder servicing fees				(24,678,670)
Offering proceeds, net of offering costs				$180,957,191
Offering proceeds include $45,100 and $61,875 of amounts due from the Company’s transfer agent as of September 30, 2018 and December 31, 2017, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
For the three months ended September 30, 2018 and 2017, the Company issued zero and 275 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. See Note 8 (Long-Term Incentive Award Plan and Independent Director Compensation) for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $0 and $13,750 for the three and nine months ended September 30, 2018, and $6,875 and $20,625 for the three and nine months ended September 30, 2017, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
On August 9, 2018 and 2017, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted common stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the nine months ended September 30, 2018, and year ended December 31, 2017, for the restricted common stock issued to the Company’s independent directors as compensation for services in connection with each independent director’s re-election to the board of directors at the Company’s annual meetings is as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Nonvested shares at the beginning of the period	5,250	4,500
Granted shares	3,000	3,000
Vested shares	(3,000)	(2,250)
Nonvested shares at the end of the period	5,250	5,250

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Included in general and administrative expenses is $35,613 and $63,539 for the three and nine months ended September 30, 2018, and $30,924 and $49,473 for the three and nine months ended September 30, 2017, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $111,806. The weighted average remaining term of the restricted common stock was 1.36 years as of September 30, 2018. As of September 30, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A, Class R and Class T share of common stock under the DRP was initially $23.75, $22.50 and $22.62, respectively. On October 9, 2018, the Company’s board of directors determined a price per Class A, Class R and Class T share of common stock for the DRP of $22.54, effective November 1, 2018. The Company’s board of directors may, from time to time in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Prior to the date the Company published an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
Beginning October 12, 2018, the date the Company first published its estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program is as follows:

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
(3) For purposes of the share repurchase program, until the day the Company publicly disclosed a new estimated value per share, the purchase price for shares purchased under the share repurchase program equaled, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share will be determined by the Company’s board of directors, based on periodic valuations by independent third-party appraisers or qualified independent valuation experts selected by the Advisor, and other factors the Company’s board of directors deems relevant.
(4) For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share determined by the Company’s board of directors. On October 12, 2018, the Company publicly disclosed an estimated value per share of $22.54 for each class of shares of its common stock based on valuations by independent third-party appraisers or qualified valuation experts.
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
September 30, 2018
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
The following table reflects repurchase activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	3,557	—	1,211	4,768	17,152	3,608	2,528	23,288
Repurchase requests (value)	$75,724	$—	$25,734	$101,458	$392,278	$75,097	$57,003	$524,378
Repurchases fulfilled (in shares)	2,543	—	420	2,963	17,143	3,608	1,737	22,488
Repurchase requests fulfilled (value)	$57,971	$—	$9,250	$67,222	$398,445	$75,097	$40,519	$514,061

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	—	—	—	—	—	—	874	874
Repurchase requests (value)	$—	$—	$—	$—	$—	$—	$20,779	$20,779
Repurchases fulfilled (in shares)	—	—	—	—	—	—	—	—
Repurchase requests fulfilled (value)	$—	$—	$—	$—	$—	$—	$—	$—
As of September 30, 2018 and 2017, the Company had outstanding and unfulfilled repurchase requests of 3,857 and 874 shares of common stock and recorded $81,708 and $20,779 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the October 31, 2018 and October 30, 2017 repurchase dates, respectively.
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
September 30, 2018
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
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2018, the Company reclassified $1,241,466 and $2,804,736, net of $67,222 and $514,061 of fulfilled repurchase requests and for the three and nine months ended September 30, 2017, $785,136 and $1,770,380, net of $0 and $0 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
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
The Company elected to be taxed as, and qualifies as, a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the three and nine months ended September 30, 2018 and 2017 :

	2018(1)			2017(1)
	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter
Daily Distribution per Class A share(2)	$0.004110	$0.004110	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share(2)(3)	$0.00394521	$0.00394521	$0.00394521	$0.00394521	$0.00394521	$0.00394521
Daily Distribution per Class T share(2)(4)	$0.003376	$0.003376	$0.003376	$0.003376	$0.003376	$0.003457
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.40%	6.40%	6.40%
Per Class T share	5.17%	5.17%	5.17%	5.17%	5.17%	5.30%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

(3)
Distributions during the three and nine months ended September 30, 2018 and 2017, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three and nine months ended September 30, 2018 and 2017, the Company paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(4)
Distributions during the three and nine months ended September 30, 2018, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the three and nine months ended September 30, 2018, the Company paid distributions at a rate of $0.003376 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder fee of 1.125%.

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	21,257	2,304	35,041	58,602	59,385	6,014	94,730	160,129
DRP distributions declared (value)	$504,844	$51,845	$792,617	$1,349,306	$1,410,378	$135,315	$2,142,798	$3,688,491
Cash distributions declared	780,204	107,813	586,129	1,474,146	2,165,573	282,840	1,579,050	4,027,463
Total distributions declared	$1,285,048	$159,658	$1,378,746	$2,823,452	$3,575,951	$418,155	$3,721,848	$7,715,954

DRP distributions paid (in shares)	20,611	2,189	34,039	56,839	58,405	5,708	91,734	155,847
DRP distributions paid (value)	$489,496	$49,225	$769,966	$1,308,687	$1,387,118	$128,418	$2,075,018	$3,590,554
Cash distributions paid	763,808	102,915	563,745	1,430,468	2,122,328	270,739	1,526,010	3,919,077
Total distributions paid	$1,253,304	$152,140	$1,333,711	$2,739,155	$3,509,446	$399,157	$3,601,028	$7,509,631

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

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
As of September 30, 2018, $952,683 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $430,406, $55,403 and $466,874 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $169,534, $18,521 and $266,573, or 7,138, 823 and 11,785 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.
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
As reflected in the table above, for the three and nine months ended September 30, 2018, the Company paid total distributions of $2,739,155 and $7,509,631, which related to distributions declared for each day in the period from June 1, 2018 through August 31, 2018 and December 1, 2017 through August 31, 2018, respectively.
For the three and nine months ended September 30, 2017, the Company paid total distributions of $1,651,856 and $3,710,753, which related to distributions declared for each day in the period from June 1, 2017 through August 31, 2017 and December 31, 2016 through August 31, 2017, respectively.
7.          Related Party Arrangements
The Company entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments) as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three and nine months ended September 30, 2018 and 2017, and amounts outstanding to the Advisor and its affiliates as of September 30, 2018 and December 31, 2017, are as follows:

	Incurred (Earned) For the		Incurred (Earned) For the
	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Prepaid) as of
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,078,332	$458,470	$3,092,157	$837,109	$417	$53,409
Property management:
Fees(1)	312,333	166,986	870,242	388,178	158,794	94,469
Reimbursement of onsite personnel(2)	940,688	478,447	2,537,790	1,011,226	269,848	142,633
Other fees(1)	138,105	53,393	312,382	110,073	9,849	7,632
Other fees - property operations(2)	8,350	9,855	22,215	14,942	—	—
Other fees - G&A(3)	3,940	3,950	22,214	7,777	—	—
Other operating expenses(3)	285,162	246,348	861,533	748,908	164,082	102,609
Rental revenue(4)	(5,013)	—	(5,013)	—	—	—
Property insurance(5)	139,926	41,305	251,232	42,319	(23,522)	(16,062)
Consolidated Balance Sheets:
Assets
Capitalized
Acquisition fees(6)	—	2,210,153	624,854	3,852,776	—	1,722,641
Acquisition expenses(6)	—	276,508	161,423	649,787	—	—
Construction management:
Fees(7)	49,778	35,004	116,489	78,301	5,350	6,767
Reimbursements of labor costs(7)	91,823	67,236	299,152	138,384	16,534	13,108
Capital expenditures(7)	—	14,266	21,538	38,089	—	—
Additional paid-in capital
Other offering costs reimbursement	735,217	1,470,881	2,140,104	4,787,024	735,217	405,774
Selling commissions:
Class A	332,676	481,489	926,929	1,865,239	—	—
Class T	266,904	447,639	801,529	1,281,256	—	—
Dealer manager fees:
Class A	149,384	238,940	422,055	984,152	—	—
Class T	222,420	373,033	667,939	1,067,714	—	—
Distribution and shareholder servicing fee:
Class R(8)	22,667	20,667	42,572	111,642	209,341	184,295
Class T(8)	279,009	537,485	812,924	1,770,843	2,854,305	2,753,843
	$5,051,701	$7,632,055	$15,002,260	$19,785,739	$4,400,215	$5,471,118

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(4)	Included in rental income in the accompanying consolidated statements of operations.

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

(6)
Included in total real estate, cost in the accompanying consolidated balance sheets following the adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of Business (“ASU 2017-01”), as of January 1, 2017.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.

Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) incurred by the Company exceed 15% of the gross proceeds raised in the Primary Offering. Through the termination of the Primary Offering, total organization and offering expenses incurred by the Company did not exceed 15% of the gross offering proceeds raised in the Primary Offering.
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”) for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through September 30, 2018 and December 31, 2017, the Advisor had incurred on the Company’s behalf $1,127,576 and $1,828,156, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2018, is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$199,033,104	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$29,854,966	15.00%

O&O expenses recorded:
Sales commissions	$7,980,090	4.01%
Broker Dealer fees(1)	5,061,333	2.54%
Distribution and shareholder servicing fees(2)	4,306,012	2.16%
Offering cost reimbursements	11,637,247	5.85%
Organizational costs reimbursements	26,980	0.01%
Total O&O cost reimbursements recorded by the Company	$29,011,662	14.58%
_____________________

(1)	Includes $1,903,127 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees incurred from inception through September 30, 2018, for Class R shares of 0.27% and 0.67% and Class T shares of up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through September 30, 2018, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds, except for the distribution and shareholder servicing fees, which are paid from sources other than Public Offering proceeds. For the three and nine months ended September 30, 2018 and 2017, the Advisor incurred $395,373 and $4,420,040, and $2,533,501 and $7,811,040, respectively, of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $25,511,155 from inception through September 30, 2018, of which $10,153,876 was deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $735,217 and $405,774 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The deferred offering costs of $10,153,876 were not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at September 30, 2018, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.
In addition to the property management fee, the Property Management Agreements specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of September 30, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2018, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2018.
Sales Commissions
The Company paid the Dealer Manager up to 7.0% of gross offering proceeds from the sale of Class A shares in the Primary Offering and up to 3.0% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which was reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions were paid for sales of Class R shares or for sales pursuant to the DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from the Primary Offering on a per class basis.
Dealer Manager Fees
The Company paid the Dealer Manager up to 3.0% of gross offering proceeds from the sale of Class A shares and up to 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee was paid for sales of Class R shares or for sales pursuant to the Company’s DRP.
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
September 30, 2018
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
September 30, 2018
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
Subordinated Incentive Listing Distribution (payable only if the Company’s shares are listed on an exchange)
Upon the listing of the Company’s shares on a national securities exchange, the Advisor (in its capacity as special limited partner of the Operating Partnership) would receive 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions paid by the Company to stockholders from inception until the date the adjusted market value is determined, including distributions that may constitute a return of capital for federal income tax purposes, exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis.
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
Subordinated Distribution Upon Termination of the Advisory Agreement
Upon termination or non-renewal of the Advisory Agreement with or without cause, the Advisor (in its capacity as special limited partner of the Operating Partnership), would be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s appraised market value plus distributions exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount to investors, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date, the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. If the Company does not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs.
8.         Long-Term Incentive Award Plan and Independent Director Compensation
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
September 30, 2018
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
The Company recorded stock-based compensation expense of $35,613 and $63,539 for the three and nine months ended September 30, 2018 and $30,924 and $49,473 for the three and nine months ended September 30, 2017, related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $285,363 and $432,289 for the three and nine months ended September 30, 2018 and $89,674 and $220,723 for the three and nine months ended September 30, 2017, related to the independent directors’ restricted common stock, the independent directors’ annual compensation and the value of shares issued for annual compensation, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, $249,750 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $97,250 and $83,500 is included in additional paid-in capital on the consolidated balance sheets, respectively.
9.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2018 and December 31, 2017:

September 30, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.26%	2.59%	$923,064

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.56%	2.59%	$257,619
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2018, resulted in an unrealized gain of $120,720 and $665,445, respectively, and for the three and nine months ended September 30, 2017, resulted in an unrealized loss of $89,571 and $503,935, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, the Company acquired interest rate cap agreements of $0 and $288,740, respectively. The fair value of the interest rate cap agreements of $923,064 and $257,619 as of September 30, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

11.          Subsequent Events
Distributions Paid
Class A
On October 1, 2018, the Company paid distributions of $430,406, which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018 and consisted of cash distributions paid in the amount of $260,872 and $169,534 in Class A shares issued pursuant to the DRP, respectively.
On November 1, 2018, the Company paid distributions of $446,907, which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018 and consisted of cash distributions paid in the amount of $271,781 and $175,126 in Class A shares issued pursuant to the DRP.
Class R
On October 1, 2018, the Company paid distributions of $55,403, which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018 and consisted of cash distributions paid in the amount of $36,882 and $18,521 in Class R shares issued pursuant to the DRP, respectively.
On November 1, 2018, the Company paid distributions of $57,434, which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018 and consisted of cash distributions paid in the amount of $38,132 and $19,302 in Class R shares issued pursuant to the DRP.
Class T
On October 1, 2018, the Company paid distributions of $466,874, which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018 and consisted of cash distributions paid in the amount of $200,301 and $266,573 in Class T shares issued pursuant to the DRP.
On November 1, 2018, the Company paid distributions of $484,934, which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018 and consisted of cash distributions paid in the amount of $209,509 and $275,425 in Class T shares issued pursuant to the DRP.
Estimated Value Per Share and Distribution Reinvestment Plan Prices
On October 9, 2018, the Company’s board of directors determined an estimated value per share for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors determined that distributions reinvested in additional shares pursuant to the DRP will be reinvested at a price of $22.54 for each of the Company’s Class A common stock, Class R common stock and Class T common stock, effective November 1, 2018.
Declaration of Distributions
On November 7, 2018, the board of directors of the Company declared cash distributions to the holders of Class A common stock, Class R common stock and Class T common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on January 1, 2019 and ending on March 31, 2019; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share, per Class R share and Class T share per day.
Supplemental Distribution
In connection with the termination of the Company’s Primary offering, the Company has determined that it is no longer required to pay to the Dealer Manager or participating dealers a distribution and shareholder servicing fee on the Company’s Class T common stock and Class R common stock due to FINRA limits on underwriting costs. Distributions previously

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

declared, including distributions declared through December 31, 2018, for Class T common stock and Class R common stock were reduced to take into account the distribution and shareholder servicing fee.  As discussed in greater detail below, the Company’s board of directors has authorized a supplemental distribution (the “Supplemental Distribution”) to increase distributions to the Company’s Class T and Class R stockholders by the amount deducted from distributions declared for October 2018, November 2018 and December 2018 for the distribution and shareholder servicing fee.

On November 7, 2018, the Company’s board of directors authorized and declared the Supplemental Distribution to (i) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on November 8, 2018 and ending on December 31, 2018; (ii) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (iii) be calculated at a rate of $0.001250 per share per day of the Class T common stock if previously subject to a shareholder servicing fee of 1.125% per annum, $0.001111 per share per day of the Class T common stock if previously subject to a shareholder servicing fee of 1.0% per annum, $0.000700 per share per day of the Class R common stock if previously subject to a shareholder servicing fee of 0.67% per annum and $0.000280 per share per day of the Class R common stock if previously subject to a shareholder servicing fee of 0.27%, which, if paid each day over a 365-day period, is equivalent to a 1.9% annualized distribution rate based on a purchase price of  $23.81 per share of the Company’s Class T common stock if previously subject to a shareholder servicing fee of 1.125% per annum, a 1.7% annualized distribution rate based on a purchase price of $23.81 per share of the Company’s Class T common stock if previously subject to a shareholder servicing fee of 1.0% per annum, a 1.1% annualized distribution rate based on a purchase price of $22.50 per share of the Company’s Class R common stock if previously subject to a shareholder servicing fee of 0.67% per annum and a 0.5% annualized distribution rate based on a purchase price of $22.50 per share of the Company’s Class R common stock if previously subject to a shareholder servicing fee of 0.27% per annum, respectively.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 19, 2016;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to effectively deploy the remaining proceeds raised in our Public Offering, which terminated on August 31, 2018;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties and independent senior-living properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. We own and operate a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2018, we owned ten multifamily properties comprising a total of 2,775 apartment homes.
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

Commencing on July 25, 2016, we revised the terms of the Public Offering to include Class R shares. We subsequently offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We are also offering up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share.
On August 31, 2018, we terminated our Primary Offering but continue to offer shares of common stock pursuant to our DRP. As of August 31, 2018, we had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of September 30, 2018, we had sold 3,490,894 shares of Class A common stock, 475,121 shares of Class R common stock and 4,584,726 shares of Class T common stock in the Public Offering for gross proceeds of $85,971,684, $10,689,466 and $108,974,711, respectively, and $205,635,861 in the aggregate, including 119,109 shares of Class A common stock, 9,214 shares of Class R common stock and 157,675 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,828,841, $207,318 and $3,566,598, respectively.
On October 9, 2018, our board of directors determined an estimated value per share for each of our Class A common stock, Class R common stock, and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, our board of directors determined a price per share for our DRP for each of our Class A common stock, Class R common stock, and Class T common stock of $22.54 effective November 1, 2018. Our board of directors may, from time to time in its sole discretion, change the price at which we offer shares pursuant to our DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and the Advisor is the only limited partner of our Operating Partnership. As we accepted subscriptions for shares of common stock, we transferred substantially all of the net proceeds of the Public Offering to our Operating Partnership as a capital contribution. The Partnership Agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership

PART I — FINANCIAL INFORMATION (continued)

will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership.
We elected to be taxed as, and qualify as, a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2016. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
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

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of September 30, 2018, we owned the ten multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,658,867	92.9%	89.7%	$784	$699
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,878,519	93.0%	95.0%	1,291	1,319
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,563,319	94.8%	91.0%	1,290	1,254
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,815,661	96.3%	92.9%	1,068	1,024
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,959,540	94.9%	91.7%	1,290	1,223
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,881,027	92.0%	91.2%	1,358	1,310
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,198,803	90.5%	91.2%	1,150	1,168
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,628,905	95.2%	97.1%	1,094	1,094
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,052,964	91.3%	93.2%	794	776
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	31,118,698	21,388,873	97.6%	—	1,325	—
				2,775	$400,252,928	$280,026,478	93.5%	92.6%	$1,130	$1,089
______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At September 30, 2018, our portfolio was approximately 95.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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

PART I — FINANCIAL INFORMATION (continued)

Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of our Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) incurred by us exceed 15% of the gross proceeds raised in our Primary Offering. Through the termination of the Primary Offering, total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering.
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
Income Taxes
We elected to be taxed as, and qualify as, a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2016. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017, 2016, and 2015.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid

PART I — FINANCIAL INFORMATION (continued)

during the three and nine months ended September 30, 2018 and 2017, refer to Note 6 (Stockholders’ Equity) to our unaudited consolidated financial statements included in this Quarterly Report.
The distributions declared and paid during the first, second and third fiscal quarters of 2018, along with the amount of distributions reinvested pursuant to the DRP, were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Provided by (Used in) Operating Activities
First Quarter 2018	$2,325,053	$0.370	$0.352	$0.306	$1,165,331	$1,075,644	$2,240,975	$—	$2,240,975	$(1,383,549)
Second Quarter 2018	2,567,449	0.374	0.357	0.309	1,323,278	1,206,223	2,529,501	1,125,229	1,404,272	1,125,229
Third Quarter 2018	2,823,452	0.378	0.361	0.313	1,430,468	1,308,687	2,739,155	556,721	2,182,434	556,721
	$7,715,954	$1.122	$1.070	$0.928	$3,919,077	$3,590,554	$7,509,631	$1,681,950	$5,827,681	$298,401
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2018, we paid aggregate distributions of $2,739,155 and $7,509,631, including $1,430,468 and $3,919,077 of distributions paid in cash and 56,839 and 155,847 shares of our common stock issued pursuant to our DRP for $1,308,687 and $3,590,554, respectively. For the three and nine months ended September 30, 2018, our net loss was $3,556,258 and $11,007,458, we had funds from operations, or FFO, of $310,517 and $1,796,687 and net cash provided by operations of $556,721 and $298,401, respectively. For the three and nine months ended September 30, 2018, we funded $556,721 and $1,681,950, or 20% and 22%, and $2,182,434 and $5,827,681 or 80% and 78% of total distributions paid, including shares issued pursuant to our DRP, from cash flow from operations and with proceeds from our Public Offering, respectively. Since inception, of the $13,773,224 in total distributions paid through September 30, 2018, including shares issued pursuant to our DRP, 6% of such amounts were funded from cash flow from operations and 94% were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
We elected to be taxed as, and qualify as, a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. We have not established a minimum distribution level and our Charter does not require that we make distributions to our stockholders.

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
As of September 30, 2018, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2018, our debt was approximately 64% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of June 30, 2018. Once we have fully invested the proceeds of our Public Offering, we expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third-party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to the Advisor and Dealer Manager. During our organization and offering stage, these payments included payments to the Dealer Manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, and payments to the Advisor for reimbursement of certain organization and offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Primary Offering. Through the termination of the Primary Offering, total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering. Currently, during our operating stage, we make payments to the Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by the Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $37,888,317 as of September 30, 2018;

•	remaining proceeds from our Public Offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our DRP; and

•	cash from operations.

PART I — FINANCIAL INFORMATION (continued)

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
Cash Flows Provided by Operating Activities
As of September 30, 2018, we owned ten multifamily properties. During the nine months ended September 30, 2018, net cash provided by operating activities was $298,401, compared to $3,135,128 for the nine months ended September 30, 2017. The decrease in net cash provided by operating activities is primarily due to an increase in net loss, change in fair value of interest rate cap agreements, decreases in accounts payable and accrued liabilities, and decreases in amounts due to affiliates, partially offset by an increase in depreciation and amortization compared to the nine months ended September 30, 2017. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $35,085,973 compared to $189,223,017 during the nine months ended September 30, 2017. The decrease in net cash used in investing activities was primarily the result of our acquisition of one multifamily property during the nine months ended September 30, 2018, compared to our acquisition of four multifamily properties during the nine months ended September 30, 2017. Net cash used in investing activities during the nine months ended September 30, 2018, consisted of the following:

•	$30,118,698 of cash used for the acquisition of one multifamily property;

•	$3,967,275 of cash used for improvements to real estate investments; and

•	$1,000,000 of cash used for deposits for potential real estate investments.
Cash Flows Provided by Financing Activities
During the nine months ended September 30, 2018, net cash provided by financing activities was $55,988,824, compared to $196,408,730 during the nine months ended September 30, 2017. The decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from our Public Offering and a decrease in proceeds from notes payable as there was one multifamily property acquired during the nine months ended September 30, 2018, compared to four multifamily properties during the nine months ended September 30, 2017. Net cash provided by financing activities during the nine months ended September 30, 2018, consisted of the following:

•
$39,040,045 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $3,548,440 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,810,661;

PART I — FINANCIAL INFORMATION (continued)

•	$21,381,917 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $163,083;

•	$3,919,077 of net cash distributions, after giving effect to distributions reinvested by stockholders of $3,590,554; and

•	$514,061 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured borrowings. At September 30, 2018, our debt was approximately 64% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of June 30, 2018. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third-party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our Charter’s leverage limit except possibly in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to make certain payments to the Advisor and the Dealer Manager. During our organization and offering stage, these payments included payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the Dealer Manager and the Advisor for reimbursement of certain organization and other offering expenses. However, the Advisor has agreed to reimburse us within 60 days of the end of the month in which our Public Offering ends to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our Primary Offering. Through the termination of the Primary Offering, total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering. Currently, during our acquisition and development stage, we make payments to the Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by the Advisor in providing services to us.
As of September 30, 2018, we had indebtedness totaling an aggregate principal amount of $280,026,478, including net deferred financing costs of $1,539,522. The following is a summary of our contractual obligations as of September 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$95,013,353	$3,071,781	$24,822,886	$24,588,015	$42,530,671
Principal payments on outstanding debt obligations(2)	281,566,000	—	428,934	5,388,337	275,748,729
Distribution and shareholder servicing fee for Class R shares(3)	209,341	10,368	56,608	56,608	85,757
Distribution and shareholder servicing fee for Class T shares(4)	2,854,305	402,729	2,123,094	305,134	23,348
Total	$379,642,999	$3,484,878	$27,431,522	$30,338,094	$318,388,505
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2018. We incurred interest expense of $2,998,775 and $7,909,070 during the three and nine

PART I — FINANCIAL INFORMATION (continued)

months ended September 30, 2018, including amortization of deferred financing costs totaling $61,018 and $174,120 and net unrealized gains from the change in fair value of interest rate cap agreements of $120,720 and $665,445, respectively.

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

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2018, and December 31, 2017, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned seven multifamily properties as of September 30, 2017, and ten multifamily properties as of September 30, 2018. The increase in the number of properties in our portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the three and nine months ended September 30, 2018 and 2017, are not indicative of those expected in future periods. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017
The following table summarizes the consolidated results of operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	Change $	Change %
Total revenues	$9,905,011	$5,744,118	$4,160,893	72%
Operating, maintenance and management	(2,829,019)	(1,553,149)	(1,275,870)	82%
Real estate taxes and insurance	(1,198,477)	(900,704)	(297,773)	33%
Fees to affiliates	(1,528,770)	(678,849)	(849,921)	125%
Depreciation and amortization	(3,866,775)	(3,254,894)	(611,881)	19%
Interest expense	(2,998,775)	(1,741,955)	(1,256,820)	72%
General and administrative expenses	(1,039,453)	(699,575)	(339,878)	49%
Net loss	$(3,556,258)	$(3,085,008)	$(471,250)	15%

NOI(1)	$5,427,077	$3,068,934	$2,358,143	77%
FFO(2)	$310,517	$169,886	$140,631	83%
MFFO(2)	$189,297	$330,665	$(141,368)	(43)%
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

Net loss
For the three months ended September 30, 2018, we had a net loss of $3,556,258, compared to a net loss of $3,085,008 for the three months ended September 30, 2017. The increase in net loss of $471,250 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,275,870, the increase in real estate taxes and insurance of $297,773, the increase in fees to affiliates of $849,921, the increase in depreciation and amortization expense of $611,881, the increase in interest expense of $1,256,820 and the increase in general and administrative expenses of $339,878, partially offset by the increase in total revenues of $4,160,893. The increase in these expenses was due primarily to the increase in our property portfolio from seven multifamily properties at September 30, 2017, to ten multifamily properties at September 30, 2018.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $9,905,011 for the three months ended September 30, 2018, compared to $5,744,118 for the three months ended September 30, 2017. The increase of $4,160,893 was primarily due to owning ten multifamily properties at September 30, 2018, compared to seven multifamily properties at September 30, 2017. Our total units increased by 939 from 1,836 at September 30, 2017, to 2,775 at September 30, 2018. Average occupancy increased from 93.4% at September 30, 2017, to 93.5% at September 30, 2018. Average monthly rents per unit declined from $1,193 as of September 30, 2017, to $1,130 as of September 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2018, were $2,829,019, compared to $1,553,149 for the three months ended September 30, 2017. The increase of $1,275,870 was primarily due to operating ten multifamily properties as of September 30, 2018, compared to seven multifamily properties as of September 30, 2017. We expect these amounts to decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,198,477 for the three months ended September 30, 2018, compared to $900,704 for the three months ended September 30, 2017. The increase of $297,773 was due to the acquisition of three multifamily properties since September 30, 2017. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $1,528,770 for the three months ended September 30, 2018, compared to $678,849 for the three months ended September 30, 2017. The increase of $849,921 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $3,866,775 for the three months ended September 30, 2018, compared to $3,254,894 for the three months ended September 30, 2017. The increase of $611,881 was primarily due to the net increase in depreciable and amortizable assets of $100,135,941 since September 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2018, was $2,998,775, compared to $1,741,955 for the three months ended September 30, 2017. The increase of $1,256,820 was primarily due to additional mortgage notes payable, net of $77,232,274 since September 30, 2017, in connection with the acquisition of three multifamily properties since September 30, 2017, coupled with increases in the London Interbank Offered Rate (“LIBOR”) from the prior year period that impact our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $61,018 and $35,396 for the three months ended September 30, 2018 and 2017, respectively. Interest expense included unrealized gains on derivative instruments of $120,720 for the three months ended September 30, 2018 compared to an unrealized loss of $89,571 for the three months ended September 30, 2017. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2018, were $1,039,453, compared to $699,575 for the three months ended September 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $339,878 was primarily due to expenses related the determination of our estimated value per share and the increase in director

PART I — FINANCIAL INFORMATION (continued)

meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenue.
Consolidated Results of Operations for the Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017	Change $	Change %
Total revenues	$27,966,803	$12,461,640	$15,505,163	124%
Operating, maintenance and management	(7,707,048)	(3,166,733)	(4,540,315)	143%
Real estate taxes and insurance	(3,841,903)	(1,939,729)	(1,902,174)	98%
Fees to affiliates	(4,274,781)	(1,335,360)	(2,939,421)	220%
Depreciation and amortization	(12,804,145)	(8,171,160)	(4,632,985)	57%
Interest expense	(7,909,070)	(3,865,967)	(4,043,103)	105%
General and administrative expenses	(2,437,314)	(2,037,728)	(399,586)	20%
Net loss	$(11,007,458)	$(8,055,037)	$(2,952,421)	37%

NOI(1)	$15,235,228	$6,855,975	$8,379,253	122%
FFO(2)	$1,796,687	$116,123	$1,680,564	1,447%
MFFO(2)	$1,133,529	$782,233	$351,296	45%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2018, we had a net loss of $11,007,458, compared to $8,055,037 for the nine months ended September 30, 2017. The increase in net loss of $2,952,421 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $4,540,315, the increase in real estate taxes and insurance of $1,902,174, the increase in fees to affiliates of $2,939,421, the increase in depreciation and amortization expense of $4,632,985, the increase in interest expense of $4,043,103 and the increase in general and administrative expenses of $399,586, partially offset by the increase in total revenues of $15,505,163. The increase in these expenses was due primarily to the increase in our property portfolio from seven multifamily properties at September 30, 2017, to ten multifamily properties at September 30, 2018.
Total revenues
Total revenues were $27,966,803 for the nine months ended September 30, 2018, compared to $12,461,640 for the nine months ended September 30, 2017. The increase of $15,505,163 was primarily due to owning ten multifamily properties at September 30, 2018, compared to seven multifamily properties at September 30, 2017. Our total units increased by 939 from 1,836 at September 30, 2017 to 2,775 at September 30, 2018. Average occupancy increased from 93.4% at September 30, 2017, to 93.5% at September 30, 2018. Average monthly rents per unit decreased from $1,193 as of September 30, 2017 to $1,130 as of September 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $7,707,048 for the nine months ended September 30, 2018, compared to $3,166,733 for the nine months ended September 30, 2017. The increase of $4,540,315 was primarily due to operating ten multifamily properties as of September 30, 2018, compared to seven multifamily properties as of September 30,

PART I — FINANCIAL INFORMATION (continued)

2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $3,841,903 for the nine months ended September 30, 2018, compared to $1,939,729 for the nine months ended September 30, 2017. The increase of $1,902,174 was due to the acquisition of three multifamily properties since September 30, 2017, and real estate taxes and insurance expenses for a full reporting period on the four properties acquired during the nine months ended September 30, 2017. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $4,274,781 for the nine months ended September 30, 2018, compared to $1,335,360 for the nine months ended September 30, 2017. The increase of $2,939,421 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $12,804,145 for the nine months ended September 30, 2018, compared to $8,171,160 for the nine months ended September 30, 2017. The increase of $4,632,985 was primarily due to the net increase in depreciable and amortizable assets of $100,135,941 since September 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2018 was $7,909,070, compared to $3,865,967 for the nine months ended September 30, 2017. The increase of $4,043,103 was primarily due to the increase in mortgage notes payable, net of $77,232,274 since September 30, 2017, due to financing incurred in connection with the acquisition of three multifamily properties since September 30, 2017, coupled with increases in LIBOR from the prior year period that impact our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $174,120 and $74,595, respectively, for the nine months ended September 30, 2018 and 2017, and the unrealized gains on derivative instruments of $665,445 for the nine months ended September 30, 2018 and unrealized losses on derivative instruments of $503,935 for the nine months ended September 30, 2017. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2018 were $2,437,314 compared to $2,037,728 for the nine months ended September 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $399,586 was primarily due to the acquisition of three multifamily properties since September 30, 2017, and the continuing operation of the properties owned as of September 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues.
Property Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2017. As of September 30, 2018, five properties were categorized as a same-store property.

PART I — FINANCIAL INFORMATION (continued)

The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	Change $	Change %
Same-store property:
Revenues	$4,588,231	$4,291,866	$296,365	7%
Operating expenses	2,109,397	2,143,312	(33,915)	(2)%
NOI	2,478,834	2,148,554	330,280	15%

Non-same-store properties:
NOI	2,948,243	920,380	2,027,863

Total NOI(1)	$5,427,077	$3,068,934	$2,358,143
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store NOI for the three months ended September 30, 2018, was $2,478,834, compared to $2,148,554 for the three months ended September 30, 2017. The 15% increase in same-store NOI was primarily the result of a 7% increase in same-store revenues, and a 2% decrease in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2018, were $4,588,231, compared to $4,291,866 for the three months ended September 30, 2017. The increase of 7% in same-store revenues was primarily due to increases in same-store average monthly occupancy from 92.5% as of September 30, 2017, to 94.6% as of September 30, 2018, and by the increase in average rent at the same-store properties from $1,157 as of September 30, 2017, to $1,181 as of September 30, 2018, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2018, were $2,109,397, compared to $2,143,312 for the three months ended September 30, 2017. The decrease of 2% in same-store operating expenses was primarily attributable to reductions in property taxes.
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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(3,556,258)	$(3,085,008)	$(11,007,458)	$(8,055,037)
Fees to affiliates(1)	1,078,332	458,470	3,092,157	837,109
Depreciation and amortization	3,866,775	3,254,894	12,804,145	8,171,160
Interest expense	2,998,775	1,741,955	7,909,070	3,865,967
General and administrative expenses	1,039,453	699,575	2,437,314	2,037,728
Other gains(2)	—	(952)	—	(952)
NOI	$5,427,077	$3,068,934	$15,235,228	$6,855,975
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2018, exclude property management fees of $312,333 and $870,242 and other fees of $138,105 and $312,382, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2017, exclude property management fees of $166,986 and $388,178 and other fees of $53,393 and $110,073, respectively, that are included in NOI.

(2) Other gains for the three and nine months ended September 30, 2017 include non-recurring insurance claim recoveries that are not included in NOI. There was no other gain activity for the three and nine months ended September 30, 2018.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(3,556,258)	$(3,085,008)	$(11,007,458)	$(8,055,037)
Depreciation of real estate assets	3,638,560	2,079,729	10,304,728	4,359,966
Amortization of lease-related costs	228,215	1,175,165	2,499,417	3,811,194
FFO	310,517	169,886	1,796,687	116,123
Acquisition fees and expenses(1)(2)	(500)	71,208	2,287	162,175
Unrealized (gain) loss on derivative instruments	(120,720)	89,571	(665,445)	503,935
MFFO	$189,297	$330,665	$1,133,529	$782,233
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

(2)
Acquisition expenses for the three and nine months ended September 30, 2018 and 2017, of $(500) and $2,287 and $71,208 and $162,175, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. No acquisition fees were incurred that did not meet the criteria for capitalization under ASU 2017-01 for the three and nine months ended September 30, 2018 and 2017.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I — FINANCIAL INFORMATION (continued)

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2018, the fair value of our fixed rate debt was $119,326,228 and the carrying value of our fixed rate debt was $123,951,769. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at September 30, 2018. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2018, the fair value of our variable rate debt was $160,976,968 and the carrying value of our variable rate debt was $156,074,709. At September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $156,074,709 of our outstanding variable rate debt. Based on interest rates as of September 30, 2018, if interest rates are 100 basis points higher during the 12 months ending September 30, 2019, interest expense on our variable rate debt would increase by $1,590,703 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2019, interest expense on our variable rate debt would decrease by $1,590,703.
At September 30, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.02% and 4.60%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.34% at September 30, 2018. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2018, where applicable.

PART I — FINANCIAL INFORMATION (continued)

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of September 30, 2018, were not in excess of the capped rates. See also Note 10 of our unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our estimated value per share of each class of our common stock is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our estimated value per share of each class of our common stock may not reflect the amount that you might receive for your shares in a market transaction, and the purchase price you paid may be higher than the value of our assets per share of common stock at the time of your purchase.

The per share price for the Class A shares, Class R shares and Class T shares issued pursuant to our distribution reinvestment plan are based on our most recent estimated value per share of each respective class of common stock. Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated value per share. The valuation committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals.

Pursuant to the prior approval of the valuation committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, an independent third-party valuation firm, to assist with determining the estimated value per share. Our estimated value per share was determined after consultation with the Advisor and CBRE Cap. CBRE Cap prepared a valuation report summarizing key information and assumptions and setting forth the range of the estimated value per share of each of our Class A, Class R and Class T common stock as of June 30, 2018. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of June 30, 2018, and was performed in accordance with the valuation guidelines established by the IPA Practice Guideline 2013-01, Valuation of Publicly Registered Non-Listed REITs. The estimated value per share was determined by our board of directors. Subsequent estimates of our estimated value per share for each of our Class A common stock, Class R Common Stock and Class T common stock will be prepared at least annually.

Our estimated value per share is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated value per share is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. While the determination of our most recent estimated value per share was conducted with the material assistance of a third-party valuation expert, with respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization. Other than the information included in our Current Report on Form 8-K filed with the SEC on October 12, 2018 regarding the estimated value per share, we do not intend to release individual property value estimates or any of the data supporting the estimated value per share.

PART II — OTHER INFORMATION (continued)

We have paid, and it is likely we will continue to pay, distributions from sources other than our cash flow from operations, including from the proceeds of our public offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our Sponsor or Advisor and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid, and may continue to pay, distributions from the net proceeds from our public offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

For the year ended December 31, 2017, we paid aggregate distributions of $5,684,151, including $2,964,771 of distributions paid in cash and 117,614 shares of our common stock issued pursuant to our distribution reinvestment plan for $2,719,380. For the nine months ended September 30, 2018, we paid aggregate distributions of $7,509,631, including $3,919,077 of distributions paid in cash and 155,847 shares of our common stock issued pursuant to our distribution reinvestment plan for $3,590,554. For the nine months ended September 30, 2018, our net loss was $11,007,458, we had FFO of $1,796,687 and net cash provided by operations of $298,401. For the nine months ended September 30, 2018, we funded $1,681,950, or 22%, and $5,827,681 or 78% of total distributions paid, including shares issued pursuant to our DRP, from cash flow from operations and with proceeds from our Public Offering, respectively. Since inception, of the $13,773,224 in total distributions paid through September 30, 2018, including shares issued pursuant to our DRP, all such amounts were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate will be adversely affected.
We terminated our Primary Offering on August 31, 2018. In the event that we develop a need for additional capital in the future for the repayment of maturing debt obligations, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
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

PART II — OTHER INFORMATION (continued)

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

On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ended in August 2018.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 9, 2018 and 2017, we granted 1,000 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. On each of March 29, 2018 and June 29, 2018, we issued 275 shares of Class A common stock to one of our independent directors pursuant to our independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-207952), relating to our Public Offering of up to $1,300,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our Public Offering on February 5, 2016. We initially offered a maximum of $1,000,000,000 in shares of our common stock to the public in our Primary Offering at $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), and $300,000,000 in shares of our common stock pursuant to our DRP at $23.75 for each Class A share and $22.62 for each Class T share. On June 21, 2016, we filed an amended Registration Statement to include Class R shares in our Public Offering, which was declared effective by the SEC on July 25, 2016. We offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares). We are also offering up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share and, effective November 1, 2018, at a price of $22.54 for each Class A share, Class R share and Class T share. We terminated our Primary Offering on August 31, 2018, but continue to offer shares of common stock pursuant to the DRP.
As of September 30, 2018, we had sold 3,490,894, 475,121 and 4,584,726 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $85,971,684, $10,689,466 and $108,974,711, respectively, and $205,635,861 in the aggregate, including 119,109 shares of Class A common stock, 9,214 shares of Class R common stock and 157,675 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,828,841, $207,318 and $3,566,598, respectively, and $6,602,757 in the aggregate.

PART II — OTHER INFORMATION (continued)

From inception through September 30, 2018, we recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering may reallow all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$13,041,423	Actual	6.55%
Other organization and offering costs	11,664,227	Actual	5.86%
Total expenses	$24,705,650	Actual	12.41%
Total public offering proceeds (excluding DRP proceeds)	$199,033,104	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.41%	Actual	12.41%

Distribution and shareholder servicing fees(1)	$4,306,012	Actual
Total expenses including the distribution and shareholder servicing fees	$29,011,662	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	14.58%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fees incurred from inception through September 30, 2018 for Class R shares of up to 0.27% and 0.67%, as applicable, and Class T shares of up to 1.125% of the purchase price per share sold in our Public Offering. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through September 30, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $180,930,211, including net offering proceeds from our DRP of $6,602,757. For the period from inception through September 30, 2018, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.41%.
We intend to use substantially all of the net proceeds from our Public Offering to invest in and manage a diverse portfolio of multifamily properties and independent senior-living properties located in our targeted markets throughout the United States. As of September 30, 2018, we had invested in ten multifamily properties for a total purchase price of $400,252,928. These property acquisitions were funded from proceeds of our Public Offering and $281,566,000 in secured financings.
During the three months ended September 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2018	911	2,964	$22.68	(4)
August 2018	2,399	—	—	(4)
September 2018	1,458	—	—	(4)
	4,768	2,964
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At September 30, 2018, we had 3,857 shares, representing outstanding and unfulfilled repurchase requests of 3,066 Class A shares and 791 Class T shares, all of which were fulfilled on October 31, 2018.

(2)	During the three months ended September 30, 2018, we repurchased shares at prices determined as follows:

PART II — OTHER INFORMATION (continued)

•	92.5% of the Purchase Price for stockholders who have held their shares for at least one year;

•	95.0% of the Purchase Price for stockholders who have held their shares for at least two years;

•	97.5% of the Purchase Price for stockholders who have held their shares for at least three years; and

•	100% of the Purchase Price for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or disability will be equal to the average issue price per share for all of the stockholder’s shares. The required one-year holding period does not apply to repurchases requested within 270 days after the death or disability of a stockholder. Beginning October 12, 2018, the date we first published an estimated value per share, the purchase price for shares repurchased under our share repurchase program was adjusted pursuant to the terms of the share repurchase plan. See Note 6 (Stockholders’ Equity) for more information.

(3)	For the three months ended September 30, 2018, the source of the cash used to redeem shares were 100% from the sale of shares under our distribution reinvestment plan.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Steadfast Apartment REIT III, Inc.

Date:	November 9, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)