Form 10-K
period 2018-12-31
Steadfast Apartment REIT III, Inc.
filed 2019-03-15
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock.
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,152,067 shares of Class A common stock, 409,536 shares of Class R common stock and 4,174,826 shares of Class T common stock held by non-affiliates, for an aggregate market value of $187,418,829, assuming a market value of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.
As of March 7, 2019, there were 3,506,298 shares of the Registrant’s Class A common stock issued and outstanding, 475,921 shares of the Registrant’s Class R common stock issued and outstanding and 4,651,563 shares of the Registrant’s Class T common stock issued and outstanding.

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

•
the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•	the availability of capital;

•	changes in interest rates; and

•	changes to U.S. generally accepted accounting principles (“GAAP”).
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

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT III, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on July 29, 2015, as a Maryland corporation and elected to be taxed as, and currently qualifies as, a REIT, commencing with its taxable year ended December 31, 2016. We own and manage a portfolio of multifamily properties located in targeted markets throughout the United States. As of December 31, 2018, we owned ten multifamily properties comprised of a total of 2,775 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio.”
On February 5, 2016, we commenced our initial public offering to offer a maximum of $1,000,000,000 in shares of common stock for sale to the public in the primary offering (the “Primary Offering”). We initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also registered up to $300,000,000 in shares pursuant to our distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
Commencing on July 25, 2016, we revised the terms of our Public Offering to include Class R shares. From July 25, 2016 through August 31, 2018, the date we terminated our Primary Offering, we offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at a price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offered up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share until our board determined an estimated value per share on October 9, 2018 (discussed below). We terminated the DRP on February 5, 2019.
As of August 31, 2018, the date we terminated our Primary Offering, we had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of December 31, 2018, we had sold 3,513,310 shares of Class A common stock, 477,684 shares of Class R common stock and 4,623,732 shares of Class T common stock in our Public Offering for gross proceeds of $86,485,589, $10,747,201 and $109,854,820, respectively, and $207,087,610 in the aggregate, including 141,524 shares of Class A common stock, 11,777 shares of Class R common stock and 196,681 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $3,342,744, $265,053 and $4,446,707, respectively.
On October 9, 2018, our board of directors determined an estimated value per share for each of our Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the DRP for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018. Our board of directors elected to suspend the DRP with respect to distributions that accrue after February 1, 2019 and may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.
As of March 7, 2019, we had sold 3,528,796 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,977 shares of Class T common stock in our Public Offering for gross proceeds of $86,834,672, $10,788,788 and $110,559,104, respectively, and $208,182,564 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $9,149,457.
We are externally managed by Steadfast Apartment Advisor III, LLC (the “Advisor”) pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among us, Steadfast Apartment REIT III Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to us on behalf of the Advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer

Manager”), an affiliate of the Advisor, served as the dealer manager for our Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on our behalf.
Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership and own a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. We entered into an Amended and Restated Agreement of Limited Partnership on July 25, 2016, with the Advisor (as amended, the “Partnership Agreement”). As we accepted subscriptions for shares of our common stock in our Public Offering, we transfered substantially all of the net offering proceeds to the Operating Partnership as a contribution in exchange for partnership interests and our percentage ownership in the Operating Partnership increased proportionately.
Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company (the “Sponsor”), is indirectly controlled by Rodney F. Emery, the chairman of our board of directors and our chief executive officer. We refer to each of our Sponsor, Advisor, Dealer Manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.”

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
We own and manage a portfolio of multifamily properties located in targeted markets throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. A majority of our portfolio consists of established, well-positioned, institutional-quality apartment communities. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, we believe the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. We intend to execute a value-enhancement strategy, invest additional capital and reposition under-managed assets in high-demand neighborhoods to increase both average rental rates and resale value with respect to approximately 50-70% of our portfolio. The properties targeted for value-enhancement typically are established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue. However, these properties present an opportunity to increase rental revenue by expending incremental capital (typically approximately 4-7% of the original unit price) in aesthetic improvements such as new doors and lighting hardware, flooring, window coverings and appliances. Often such enhancements are cosmetic in nature and do not require building permits. This work does not constitute “reconstruction” or “remodeling” as those terms are commonly used, and we believe the properties targeted for value-enhancement would otherwise be accretive to and consistent with our greater portfolio regardless of whether any value-enhancement expenditures are made. These properties are deemed “under-managed” insofar as prior owners either failed to recognize the potential for, or did not have the capital to execute, a value-enhancement strategy.
2018 Highlights
During 2018, we:

•	acquired one multifamily property for an aggregate purchase price of $31,118,698, including closing costs;

•	reported net cash provided by financing activities of $54,279,898;

•	had a net loss of $15,365,609;

•
paid cash distributions of $2,918,723 to Class A common stockholders and distributed $1,901,022 in shares of our Class A common stock pursuant to our DRP, which constituted a 6.00% annualized distribution rate to our stockholders based on a purchase price of $25.00 per share;

•
paid cash distributions of $384,993 to Class R common stockholders and distributed $186,153 in shares of our Class R common stock pursuant to our DRP, subject to an annual distribution and shareholder fee of up to 0.67%, which constituted an up to 6.40% annualized distribution rate to our stockholders based on a purchase price of $22.50 per share;

•
paid cash distributions of $2,195,243 to Class T common stockholders and distributed $2,955,129 in shares of our Class T common stock pursuant to our DRP, subject to an annual distribution and shareholder servicing fee of up to 1.125%, which constituted an up to 5.30% annualized distribution rate to our stockholders based on a purchase price of $23.81 per share;

•
issued 645,919 of Class A common stock, 168,166 of Class R common stock and 1,252,854 shares of Class T common stock in our Public Offering, including shares issued pursuant to our DRP, resulting in gross offering proceeds of $15,967,850, $3,784,153 and $29,672,672, respectively, and $49,424,675 in the aggregate;

•
generated net operating income (“NOI”) of $20,477,716 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”);

•
generated funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), of $1,293,508 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”); and

•
generated modified funds from operations (“MFFO”), as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”), of $1,178,251 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”).

Our Real Estate Portfolio
As of December 31, 2018, we owned the ten multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding(3)	Capitalization Rate(4)
1	Carriage House Apartment Homes	Gurnee, IL	136	86.8%	$818	5/19/2016	$7,525,000	$5,660,454	6.5%
2	Bristol Village Apartments	Aurora, CO	240	91.9%	1,374	11/17/2016	47,400,000	34,883,417	5.6%
3	Canyon Resort at Great Hills Apartments	Austin, TX	256	94.3%	1,313	12/29/2016	44,500,000	31,568,495	5.5%
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	280	93.4%	1,071	1/12/2017	33,288,337	22,822,158	5.8%
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	300	92.6%	1,228	5/25/2017	45,188,223	28,964,451	5.7%
6	Belmar Villas	Lakewood, CO	318	90.0%	1,329	7/21/2017	64,503,255	46,892,398	5.8%
7	Ansley at Princeton Lakes	Atlanta, GA	306	91.4%	1,146	8/31/2017	44,594,087	32,204,192	5.7%
8	Sugar Mill Apartments	Lawrenceville, GA	244	94.6%	1,139	12/7/2017	36,305,492	24,636,684	5.6%
9	Avery Point Apartments	Indianapolis, IN	512	94.2%	809	12/15/2017	45,829,836	31,060,671	5.9%
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	183	90.6%	1,338	5/31/2018	31,118,698	21,394,001	5.6%
			2,775	92.4%	$1,136		$400,252,928	$280,086,921
________________

(1)
As of December 31, 2018, our portfolio was approximately 94.3% leased, calculated using the number of occupied and contractually leased units divided by total units. As of December 31, 2018, no single tenant accounted for greater than 10% of our 2018 gross annualized rental revenue.

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

We plan to invest approximately $4.4 million during the year ending December 31, 2019, for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated from time to time in the ordinary course.

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

Leverage
We use secured debt, and intend to use in the future secured and unsecured debt. At December 31, 2018, our debt was approximately 64% of the value of our properties as determined by the most recent valuations performed by an independent third-party appraiser as of June 30, 2018. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Second Articles of Amendment and Restatement (as amended, the “Charter”), we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
We commenced operations on May 19, 2016, with our acquisition of the Carriage House Apartment Homes. We and the Advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. We cannot assure you that we will be profitable in the future or that we will recognize growth in our assets.
From inception through December 31, 2018, we have experienced quarterly and annual net losses and may experience similar losses in the future.
From inception through December 31, 2018, we incurred a cumulative net loss of $32,039,408. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date or at all. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date or at all. It will therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase program but it is limited in terms of the amount of shares that stockholders may sell to us each quarter. Our board of directors can amend, suspend, or terminate our share repurchase program upon 30 days’ notice. Additionally, our Charter does not require that we consummate a transaction to provide liquidity to stockholders on any certain date. As a result, you should be prepared to hold your shares for an indefinite period of time.
You are limited in your ability to have your shares of common stock repurchased pursuant to our share repurchase program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.
Our share repurchase program may provide you with an opportunity to have your shares of common stock repurchased by us. No shares may be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. Prior to the first determination of our estimated value per share, we repurchased shares of our common stock pursuant to our share repurchase plan at a discount from the offering price per share of our common stock based upon how long such shares had been held. Following the first determination of our estimated value per share of our common stock, shares are repurchased at a price based upon such estimated value per share. Due to the fact that the per share amount paid by us to repurchase shares will typically exceed the net proceeds we received in connection with the sale of such shares, the repurchase of shares pursuant to our share repurchase program will have a dilutive effect on our existing stockholders.
Our share repurchase program contains certain limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase program limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination or suspension of the share repurchase program and you may not be able to sell any of your shares of common stock back to us. If you do sell your shares of common stock back to us pursuant to the share repurchase program, you may be forced to do so at a discount to the purchase price you paid for your shares.
The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.
Under our share repurchase program, shares may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the repurchases are sought upon a stockholder’s death or disability. On October 12, 2018, we announced an estimated per share value of $22.54 as of June 30, 2018. This reported value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, if we repurchase shares of our common stock based on this estimated share value, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
We have paid and it is likely we will continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay, without limitation, distributions from any source, including net proceeds from our Public Offering, borrowings, advances from our Sponsor or Advisor and the deferral of fees and expense reimbursements by our Advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid and it is likely we will continue to pay, distributions from the net proceeds from this offering or sources other than cash flow from operations.
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
For the year ended December 31, 2018, we paid aggregate distributions of $10,541,263, including $5,498,959 of distributions paid in cash and 219,833 shares of our common stock issued pursuant to our DRP for $5,042,304. For the year ended December 31, 2018, our net loss was $15,365,609, we had FFO of $1,293,508 and net cash provided by operations of $1,914,725. For the year ended December 31, 2018, we funded $1,914,725, or 18%, and $8,626,538, or 82%, of total distributions paid, including shares issued pursuant to our DRP, from net cash provided by operating activities and with proceeds from our Public Offering, respectively. Since inception, of the $16,804,856 in total distributions paid through December 31, 2018, including shares issued pursuant to our DRP, 15% of such amounts were funded from cash flow from operations and 85% were funded from public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
The amount of distributions we make is uncertain. It is likely that we will pay initial distributions from sources other than our cash flow from operations, and that such distributions will represent a return of capital. Any such actions could result in fewer funds available for investments and your overall return may be reduced.
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. If we fund distributions from financings or the net proceeds of our Public Offering, we will have fewer funds available for investment in properties than if our distributions came solely from cash flow from operations and your overall return may be reduced. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we may use third-party borrowings to fund our distributions. We may also fund such distributions with the deferral by the Advisor, in its sole discretion, of fees payable under the Advisory Agreement.
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
A portion of the offering proceeds from the sale of our shares in our Public Offering was used to pay fees and expenses to the Advisor and its affiliates, including the Dealer Manager. These fees were not negotiated at arm’s-length and may be higher than fees payable to unaffiliated third parties, though the board of directors must approve the payment of certain fees. In addition, the full offering price paid by stockholders will not be invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or the Company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of the Company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
Financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act represents a significant change in the U.S. financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act are subject to rule making and will take effect over several years, making it difficult to anticipate the overall impact on us. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
Disruptions in the financial markets and resulting economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
United States and global financial markets experienced extreme volatility and disruption from 2008 to 2010. There was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets during the most recent recession resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. During the subsequent economic recovery, capital has been more available and the overall economy has improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
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
Our board of directors determined an estimated value per share of $22.54 for each class of our shares of common stock as of June 30, 2018. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On October 12, 2018, our board of directors determined an estimated value per share of our common stock of $22.54 of each our Class A, Class T and Class R common stock as of June 30, 2018. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with the Advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of June 30, 2018. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of us; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or compliant with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Internal Revenue Code or other applicable law, or the applicable provisions of a retirement plan or individual retirement plan, or IRA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since June 30, 2018), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of June 30, 2018, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
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
Delays in selecting, acquiring and developing multifamily properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of capital we have available at a given time. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into suitable investments.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate will be adversely affected.
We terminated our Public Offering on August 31, 2018. In the event that we develop a need for additional capital in the future for the repayment of maturing debt obligations, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

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
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of our Company, (2) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (3) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law (the “MGCL”), or our Charter or bylaws or (4) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.
Neither we, our Operating Partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our Operating Partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our Operating Partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after the termination of our Public Offering.
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
The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
future public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and allow the Advisor to earn increased acquisition fees, investment management fees and property management fees; and

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
Our Sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our Sponsor and its affiliates, including Steadfast Income REIT, Steadfast Apartment REIT and Stira Alcentra Global Credit Fund, a closed-end fund recently formed by affiliates of our Sponsor. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, and the Advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, the Advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of the Advisor than to us.
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
The fees we paid to affiliates in connection with our Public Offering and will continue to pay in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
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
We expect that our property portfolio will be comprised solely of multifamily properties. As a result, we will be subject to risks inherent in investments in a single type of property. If substantially all of our investments are in the apartment sector, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment sector could be more pronounced than if we had more fully diversified our investments. If our investments are concentrated in a particular state or geographic region, and such state or geographic region experiences economic difficulty disproportionate to the nation as a whole, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, could be more pronounced than if we had more fully diversified our investments geographically.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2018, of the $400,252,928 purchase price of our real estate assets, 29% was located in the Atlanta, Georgia metropolitan statistical area, 28% was located in the Denver, Colorado metropolitan statistical area, 11% was located in the Austin, Texas metropolitan statistical area, 11% was located in the Dallas, Texas metropolitan statistical area and 11% was located in the Indianapolis, Indiana metropolitan statistical area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower net operating income.
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
We expect to implement a “value-enhancement” strategy for approximately 50 - 70% of the conventional multifamily homes we acquired. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, upgraded cabinets, countertops and flooring. Our strategy for value-enhancement projects involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. Our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.
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
Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
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
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may impact our variable rate debt and adversely affect our ability to manage and hedge our debt.
 Our variable rate debt is tied to the benchmark LIBOR.  LIBOR and other indices are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as its based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our variable rate debt will transition away from LIBOR at the same time, and it is possible that not all of our variable rate debt will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. If LIBOR ceases to exist, we may need to renegotiate with borrowers and financing institutions that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our cost of capital and interest income cannot yet be determined.
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
If you participated in our DRP, which is currently suspended, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.
Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20% (but under the Tax Act (as defined below), U.S. shareholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December, 31 2017, and before January 1, 2026). Dividends payable by REITs, however, are generally subject to a higher tax rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and not more that 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.”
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
If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to our stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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

In addition, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.

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
Retirement Plan Risks
If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, such stockholder could be subject to civil (and criminal, if the failure is willful) penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, stock bonus, profit-sharing or 401(k) plans), and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code), including assets of an insurance company general account or entity whose assets are considered “plan assets” under ERISA (collectively, “Benefit Plans and IRAs”) whose assets are invested in our common stock. Stockholders that are Benefit Plans and IRAs should satisfy themselves that:

•
the investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code applicable to the Benefit Plan or IRA, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
the investment satisfies the prudence, diversification and other requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA, the Internal Revenue Code and any other applicable law;

•	the investment will not produce unrelated business taxable income (referred to as “UBTI”) for the Benefit Plan or IRA;

•	the Benefit Plan or IRA will be able to value its assets annually (or more frequently) in accordance with ERISA, the Internal Revenue Code, and the applicable provisions of the Benefit Plan or IRA;

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA, Section 4975 of the Internal Revenue Code or any similar rule under other applicable law; and

•	our assets will not be treated as “plan assets” of the Benefit Plan or IRA.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation was willful) penalties and can subject responsible fiduciaries to claims for damages or for equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). We cannot guarantee our stockholders that we will qualify for an exemption from the plan assets regulation. If we do not qualify for an exemption from the plan assets regulation, our underlying assets would be treated as “plan assets” of the investing Benefit Plan or IRA under the plan assets regulation and (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.

Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions from such plan or IRA in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
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
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2018, we owned ten multifamily properties, consisting of an aggregate of 2,775 apartment homes. The total purchase price of our real estate portfolio as of December 31, 2018 was $400,252,928. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report.
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

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 7, 2019, we had approximately 8,633,782 shares of common stock outstanding held by a total of approximately 5,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
In August 2018, our board of directors initiated a process to determine an estimated value per share of our Class A common stock, Class R common stock and Class T common stock. We are providing an estimated value per share to assist broker-dealers that participated in the Public Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), (the “IPA”), in April 2013, (the “IPA Valuation Guidelines”). Our board of directors formed a valuation committee, comprised solely of independent directors, to oversee the process of determining the estimated value per share. Upon approval of our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of each class of our common stock as of June 30, 2018.
From the date of CBRE Cap’s engagement, through the issuance of its valuation report on October 9, 2018, CBRE Cap held discussions with the Advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range for the estimated value per share of our common stock upon appraisals of all of our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by the Advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $21.04 and $24.14 for our estimated value per share proposed in the valuation report was reasonable and recommended that the board of directors adopt $22.54 as the estimated value per share of each class of our common stock as of June 30, 2018. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates and terminal capitalization rates in the sensitivity analysis. On October 9, 2018, our board of directors accepted the valuation committee’s recommendation and approved $22.54 as the estimated value per share of each class of our common stock as of June 30, 2018. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of June 30, 2018.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and the Advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and the Advisor;

•	reviewed appraisals commissioned by us that contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended June 30, 2018, and the unaudited financial statements therein; and

•	reviewed our audited financial statements as of December 31, 2017.
The appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all Member of Appraisal Institute, or MAI, appraisals. The appraisals were prepared by CBRE and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals, and described the results of the appraisals in its valuation report. Discreet values were assigned to each property in our portfolio.
The valuation committee and board of directors considered the following valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its valuation report. Unlevered, ten-year discounted cash flow analyses from appraisals were created for our fully operational properties. For non-stabilized properties, lease-up discounts were applied to discounted cash flow to arrive at an “As Is” value. The “terminal capitalization rate” method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors.
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share of each class of our common stock was designed to follow the recommendations of the IPA Valuation Guidelines.
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	5.62% - 5.91%	5.77%
Discount rate	6.85% - 7.20%	7.02%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 2.5% in either direction, which represents a 5% sensitivity analysis, in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.86	$(0.79)
Discount rate	$0.75	$(0.71)
In its valuation report, CBRE Cap included an estimate of the June 30, 2018, value of our assets, including cash and selected other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to GAAP fair values for the period ended June 30, 2018, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs, have been eliminated for the purpose of the valuation since the value of those balances was already considered in the appraisals.
Our estimated value per share takes into consideration any potential liability related to an incentive fee the Advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the Charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would no liability related to the incentive fee.

Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in our real estate portfolio to be in the range of $425,282,296 to $449,778,605 and our estimated net asset value to range between $165,473,712 and $189,912,032, or between $21.04 and $24.14 per share, based on a share count of 7,860,558 shares issued and outstanding as of June 30, 2018.
As with any valuation methodology, the methodologies considered by the valuation committee and the board of directors in reaching an estimate of the value of our shares are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.
The following table summarizes the material components of our estimated value and estimated value per share as of June 30, 2018.

	Components of Share Value
	Estimated Value	Estimated Value per Share
Real estate properties	$437,110,000	$55.60
Cash	26,240,456	3.33
Other assets	5,046,159	0.64
Mortgage debt	(280,858,805)	(35.73)
Other liabilities	(10,236,394)	(1.30)
Total estimated value	$177,301,416	$22.54
The estimated value of the real estate properties as of June 30, 2018, was $437,110,000, while the total cost of the real estate properties was $407,192,836 (comprised of the aggregate purchase price of $400,252,928, and capital expenditures subsequent to acquisition of $6,939,908).
The following table summarizes the total cost and estimated value of our real estate properties based on the length of our ownership of the real estate properties as of June 30, 2018.

	Total Cost	Estimated Value	% Increase
Properties owned > 1 year	$182,872,077	$200,110,000	9.4%
Properties owned < 1 year	224,320,759	237,000,000	5.7%
	$407,192,836	$437,110,000	7.3%
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA Valuation Guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap, their consistency with real estate industry standards and best practices and the reasonableness of the assumptions utilized in the valuation.
The valuation report issued on October 9, 2018, was based upon market, economic, financial and other information, circumstances and conditions existing prior to June 30, 2018, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to the board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
Each of CBRE Cap and CBRE reviewed the information supplied or otherwise made available to it by us or the Advisor for reasonableness, and assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith reflecting our and the Advisor’s best currently available estimates and judgments and other subjective judgments, and relied upon us and the Advisor to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. CBRE Cap assumes no obligation to update or otherwise revise these materials. In preparing its valuation materials,

CBRE Cap did not, and was not requested to, solicit third-party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.
In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither us nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or the reporting requirements under the ERISA, the Internal Revenue Code or other applicable law, or the applicable provisions of a Benefit Plan or IRA.

Similarly, the amount a stockholder may receive upon repurchase of his or her shares pursuant to our share repurchase program, may be greater or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of assets owned by us.
The June 30, 2018 estimated value per share was reviewed and recommended by the valuation committee and approved by the board of directors at meetings held on October 9, 2018. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2019, in accordance with the IPA Valuation Guidelines.
The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2018 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We did not engage CBRE Cap for any other services. During the past three years, certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist the board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of the Advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
In the ordinary course of their business, each of CBRE Cap and CBRE, and their respective affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.
Distribution Information
We elected to qualify as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2016. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
 Distributions declared during the years ended December 31, 2018 and 2017, aggregated by quarter, are as follows:

	2018 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,325,053	$2,567,449	$2,823,452	$3,248,764	$10,964,718
Total Per Class A Share Distribution	$0.370	$0.374	$0.378	$0.378	$1.500
Total Per Class R Share Distribution	$0.352	$0.357	$0.361	$0.378	$1.448
Total Per Class T Share Distribution	$0.306	$0.309	$0.313	$0.378	$1.307
Daily Distribution per Class A share (2)(3)	$0.004110	$0.004110	$0.004110	$0.004110	$0.016440
Daily Distribution per Class R share (2)(3)(4)(6)	$0.00394521	$0.00394521	$0.00394521	$0.004110	$0.01594563
Daily Distribution per Class T share (2)(3)(5)(6)	$0.003376	$0.003376	$0.003376	$0.004110	$0.014238
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.67%
Per Class T share	5.17%	5.17%	5.17%	6.30%

	2017 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$952,632	$1,362,134	$1,772,470	$2,102,017	$6,189,253
Total Per Class A Share Distribution	$0.370	$0.374	$0.378	$0.378	$1.500
Total Per Class R Share Distribution	$0.353	$0.357	$0.363	$0.352	$1.425
Total Per Class T Share Distribution	$0.304	$0.307	$0.320	$0.310	$1.241
Daily Distribution per Class A share (2)(3)	$0.004110	$0.004110	$0.004110	$0.004110	$0.016440
Daily Distribution per Class R share (2)(3)(4)(6)	$0.00394521	$0.00394521	$0.00394521	$0.00394521	$0.01578084
Daily Distribution per Class T share (2)(3)(5)(6)	$0.003376	$0.003376	$0.003457	$0.003376	$0.013585
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.40%
Per Class T share	5.17%	5.17%	5.30%	5.17%
_________________

(1)
Our board of directors approved a cash distribution that accrued at the above rates per day for each share of our Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period during fiscal years 2018 and 2017, respectively, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

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

(4)
Distributions during the fiscal year 2018, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three months ended March 31, 2017, and the three months ended December 31, 2017, we paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

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

(6)
In connection with the determination of an estimated value per share, our board of directors determined a price per share for the DRP for each of our Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018.

The tax composition of our distributions declared for the years ended December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017
Ordinary income	0.18%	—%
Return of capital	99.82%	100.00%
Total	100.00%	100.00%
Generally, our policy is to pay distributions from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by the Advisor in its sole discretion. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return on their investment in us may be reduced. Since inception, through December 31, 2018, 85% of all distributions, including shares issued pursuant to our DRP, have been funded from offering proceeds.
Until the termination of the DRP on February 5, 2019, stockholders could elect to have the cash distributions reinvested in the same class of shares of our common stock at an initial price of $23.75 per Class A share, $22.50 per Class R share and $22.62 per Class T share pursuant to the DRP. On October 9, 2018, our board of directors determined a price per Class A, Class R and Class T share of common stock for DRP of $22.54. No selling commissions or dealer manager fees are payable on shares sold through our DRP. Following the termination of the DRP, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On August 9, 2018 and 2017, we granted 1,000 shares of restricted common stock to each of our three independent directors pursuant to our independent directors compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders.

On March 31, 2017, June 30, 2017, September 29, 2017, December 29, 2017, March 29, 2018 and June 30, 2018, we issued 275 shares of Class A common stock to our independent directors pursuant to our independent directors compensation plan at a value of $25.00 per share as base annual compensation. During the years ended December 31, 2018 and 2017, we issued 550 and 1,100 shares of Class A common stock, respectively, to our independent directors pursuant to our independent directors compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of our board of directors. The shares issued pursuant to our independent directors compensation plan were issued in transactions exempt from registration pursuant to Section 4a(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-207952), registering a Public Offering of up to $1,300,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our Public Offering on February 5, 2016. We initially offered a maximum of $1,000,000,000 in shares of our common stock to the public in our Primary Offering at $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), and $300,000,000 in shares of our common stock pursuant to our DRP at $23.75 for each Class A share and $22.62 for each Class T share. Commencing on July 25, 2016, we revised the terms of our Public Offering to include Class R shares. From July 25, 2016 through August 31, 2018, the date we terminated the Public Offering, we offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares). Up to $300,000,000 in shares pursuant to our DRP was offered at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the DRP of $22.54 for each of our Class A common stock, Class R common stock and Class T common stock effective November 1, 2018.
As of December 31, 2018, we had sold 3,513,310, 477,684 and 4,623,732 shares of our Class A, Class R and Class T common stock in our Public Offering, respectively, for gross offering proceeds of $86,485,589, $10,747,201 and $109,854,820, respectively, or $207,087,610 in the aggregate, including 141,524 shares of Class A common stock, 11,777 shares of Class R common stock and 196,681 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $3,342,744, $265,053 and $4,446,707, respectively, or $8,054,504 in the aggregate.
From inception through December 31, 2018, we recognized selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and other offering costs in our Public Offering in the amounts set forth below. The dealer manager for our Public Offering reallowed all of the selling commissions, a portion of the dealer manager fees and distribution and shareholder servicing fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$13,041,427	Actual	6.55%
Other organization and offering costs	14,609,826	Actual	7.34%
Total expenses	$27,651,253	Actual	13.89%
Total public offering proceeds (excluding DRP proceeds)	$199,033,106	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	13.89%	Actual	13.89%

Distribution and shareholder servicing fees(1)	1,334,800	Actual
Total expenses including the distribution and shareholder servicing fees	$28,986,053	Actual
Organization and offering costs incurred since inception as a percentage of public offering proceeds	14.56%	Actual
_____________________

(1)
Includes the distribution and shareholder servicing fee incurred from inception through December 31, 2018, for Class R shares and Class T shares of up to 0.67% and up to 1.125%, respectively, of the purchase price per share sold in our Public Offering. From inception through December 31, 2018, the distribution and shareholder servicing fees incurred with respect to Class R shares and Class T shares were $32,963 and $1,301,837, respectively. The distribution and shareholder servicing fees are paid from sources other than Public Offering proceeds.

From the commencement of our Public Offering through December 31, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $179,436,357, including net offering proceeds from our DRP of $8,054,504. For the period from inception through December 31, 2018, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 13.89%.
The net proceeds from our Public Offering have been used to invest in and manage a portfolio of multifamily properties properties located in our targeted markets throughout the United States. In addition to our focus on multifamily properties properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also selectively acquire debt collateralized by multifamily and independent senior-living properties and securities of other companies owning multifamily and independent senior-living properties. As of December 31, 2018, we had invested in ten multifamily properties for a total purchase price of $400,252,928. These property acquisitions were funded from proceeds of our Public Offering and $281,566,000 in secured financings.
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
Prior to the date we published an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase program was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
Following the date we published an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase program is as follows:

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
(3)   For purposes of the share repurchase program, until the day we publicly disclosed a new estimated value per share, the purchase price for shares purchased under the share repurchase program equaled, exclusively, the purchase price paid for the shares. Thereafter, the repurchase price will be a graduated percentage of the lesser of the purchase price or the estimated value per share in effect at the time of repurchase. The estimated value per share is determined by our board of directors, based on periodic valuations by independent third-party appraisers or qualified independent valuation experts selected by the Advisor.

(4)   For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recent publicly disclosed estimated value per share determined by our board of directors. On October 12, 2018, we publicly disclosed an estimated value per share of $22.54 for each class of shares of our common stock based on valuations by independent third-party appraisers or qualified valuation experts.

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
We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of our shares of common stock for which repurchase requests have been submitted in any quarter, such outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to redemption requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that we honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests. Shares repurchased under the share repurchase program to satisfy the required minimum distribution requirements under the Internal Revenue Code applicable to Benefit Plans and IRAs will be repurchased on or after the first anniversary of the date of purchase of such shares at 100% of the purchase price or at 100% of the estimated value per share, as applicable.
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
Our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination or suspension of our share repurchase program. The share repurchase program will terminate in the event that a secondary market develops for our shares of common stock.

During the year ended December 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follow:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2018	3,608	3,044	$23.35	(4)
February 2018	4,748	—	—	(4)
March 2018	8,124	—	—	(4)
April 2018	1,271	—	—	(4)
May 2018	769	16,481	22.80	(4)
June 2018	—	—	—	(4)
July 2018	911	2,964	22.68	(4)
August 2018	2,399	—	—	(4)
September 2018	1,458	—	—	(4)
October 2018	20,777	3,857	21.19	(4)
November 2018	4,800	—	—	(4)
December 2018	600	—	—	(4)
	49,465	26,346
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2018, we had $595,821, representing outstanding and unfulfilled repurchase requests of 26,177 Class A shares, all of which were fulfilled on January 31, 2019.

(2)	We currently repurchase shares at prices determined as follows:

•	92.5% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least one year;

•	95.0% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least two years;

•	97.5% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least three years; and

•	100% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least four years.
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

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2018, 2017, 2016 and 2015, for the years ended December 31, 2018, 2017 and 2016 and for the period from July 29, 2015 (Inception) to December 31, 2015, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our results of operations for the periods presented below are not indicative of those expected in future periods. During the period from July 29, 2015 (Inception) to May 18, 2016, we were in existence and commenced our Public Offering, but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We terminated our Public Offering on August 31, 2018.

	As of December 31,
	2018	2017	2016	2015
Balance sheet data
Total real estate, net	$380,301,823	$360,485,475	$98,947,503	$—
Total assets	421,082,401	381,554,845	117,448,401	200,000
Mortgage notes payable, net	280,086,921	258,470,441	72,016,933	—
Total liabilities	293,676,343	270,430,279	77,241,609	—
Redeemable common stock	6,570,093	2,920,059	292,818	—
Total stockholders’ equity	120,835,965	108,204,507	39,913,974	200,000

	For the Year Ended December 31,			For the Period from July 29, 2015 (Inception) to December 31, 2015
	2018	2017	2016
Operating data
Total revenues	$37,909,630	$19,591,577	$1,264,906	$—
Net loss	(15,365,609)	(11,753,187)	(4,920,712)	—
Net loss attributable to non-controlling interest	—	—	(100)	—
Net loss attributable to common stockholders	(15,365,609)	(11,753,187)	(4,920,612)	—
Net loss attributable to Class A common stockholders - basic and diluted	(6,401,649)	(5,726,887)	(3,160,451)	—
Net loss attributable to Class R common stockholders - basic and diluted	(806,620)	(534,790)	(165,258)	—
Net loss attributable to Class T common stockholders - basic and diluted	(8,157,340)	(5,491,510)	(1,594,903)	—
Net loss per Class A common share - basic and diluted	(1.86)	(2.49)	(8.36)	—
Net loss per Class R common share - basic and diluted	(1.91)	(2.55)	(8.42)	—
Net loss per Class T common share - basic and diluted	(2.05)	(2.75)	(8.62)	—
Other data
Cash flows provided by (used in) operating activities	1,914,725	5,941,399	(1,784,706)	—
Cash flows used in investing activities	(36,715,267)	(273,486,909)	(100,824,607)	—
Cash flows provided by financing activities	54,279,898	270,282,264	119,551,512	200,000
Total distributions declared to Class A common stockholders	4,903,884	3,286,288	560,327	—
Total distributions declared to Class R common stockholders	597,062	295,072	27,997	—
Total distributions declared to Class T common stockholders	5,463,772	2,607,893	232,376	—
Distributions declared per Class A common share(1)	1.500	1.500	0.930	—
Distributions declared per Class R common share(1)	1.448	1.425	0.598	—
Distributions declared per Class T common share(1)	1.307	1.241	0.764	—
Weighted average number of Class A common shares outstanding - basic and diluted	3,266,046	2,190,070	374,595	—
Weighted average number of Class R common shares outstanding - basic and diluted	411,528	204,514	19,587	—
Weighted average number of Class T common shares outstanding - basic and diluted	4,161,778	2,100,058	189,037	—
FFO(2)	1,293,508	735,644	(4,094,977)	—
MFFO(2)	1,178,251	1,340,468	(1,076,205)	—
_________________

(1)	For information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as an alternative to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. Also see “Cautionary Note Regarding Forward Looking Statements” preceding Part I of this Annual Report.
Overview
We were formed on July 29, 2015, as a Maryland corporation that has elected to be taxed as, and currently qualifies as, a REIT. We own and manage a portfolio of multifamily properties located in targeted markets throughout the United States. As of December 31, 2018, we owned ten multifamily properties comprised of a total of 2,775 apartment homes.
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
Commencing on July 25, 2016, we revised the terms of the Public Offering to include Class R Shares. We subsequently offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. We also offerred up to $300,000,000 in shares pursuant to our DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share. On August 31, 2018, we terminated our Primary Offering but continued to offer shares of common stock pursuant to the DRP through February 5, 2019. We terminated the DRP on February 5, 2019.
As of August 31, 2018, we had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of December 31, 2018, we had sold 3,513,310 shares of Class A common stock, 477,684 shares of Class R common stock and 4,623,732 shares of Class T common stock in our Public Offering for gross proceeds of $86,485,589, $10,747,201 and $109,854,820, respectively, and $207,087,610 in the aggregate, including 141,524 shares of Class A common stock, 11,777 shares of Class R common stock and 196,681 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $3,342,744, $265,053 and $4,446,707, respectively.
On October 9, 2018, our board of directors determined an estimated value per share for each of our Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the DRP for each of our Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018. The DRP was suspended with respect to distributions that accrue after February 1, 2019. Our board of directors may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.

On May 16, 2016, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of March 7, 2019, we had sold 3,528,796 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,977 shares of Class T common stock in our Public Offering for gross proceeds of $86,834,672, $10,788,788 and $110,559,104, respectively, and $208,182,564 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $9,149,457.
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
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and the Advisor is the only limited partner of our Operating Partnership. As we accepted subscriptions for shares of common stock, we transfered substantially all of the net proceeds of the Public Offering to our Operating Partnership as a capital contribution. The Partnership Agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
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

Our Real Estate Portfolio
As of December 31, 2018, we owned the ten multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
							December 31,		December 31,
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	2018	2017	2018	2017
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,660,454	86.8%	89.7%	$818	$699
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,883,417	91.9%	95.0%	1,374	1,319
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,568,495	94.3%	91.0%	1,313	1,254
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,822,158	93.4%	92.9%	1,071	1,024
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	28,964,451	92.6%	91.7%	1,228	1,223
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,892,398	90.0%	91.2%	1,329	1,310
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,204,192	91.4%	91.2%	1,146	1,168
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,636,684	94.6%	97.1%	1,139	1,094
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,060,671	94.2%	93.2%	809	776
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	31,118,698	21,394,001	90.6%	—%	1,338	—
				2,775	$400,252,928	$280,086,921	92.4%	92.6%	$1,136	$1,089
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At December 31, 2018, our portfolio was approximately 94.3% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report, including policies regarding our investments, leverage and conflicts of interests, and determined that they are in the best interests of our stockholders.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At December 31, 2018, our debt was approximately 64% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to the Advisor and Dealer Manager. During our organization and offering stage, these payments included payments to the Dealer Manager for sales commissions, the dealer manager fee and the distribution and shareholder servicing fees, and payments to the Advisor for reimbursement of certain organization and offering expenses. Through the termination of the Public Offering, total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering. During our operating stage, we make payments to the Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by the Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. We expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $35,628,660 as of December 31, 2018;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	cash from operations.
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
Cash Flows Provided by Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 19, 2016. As of December 31, 2018, we owned ten multifamily properties. During the year ended December 31, 2018, net cash provided by operating activities was $1,914,725, compared to net cash provided by operating activities of $5,941,399 for the year ended December 31, 2017. The change in net cash provided by operating activities is primarily due to an increase in net loss, increase in depreciation and amortization, partially offset by a decrease accounts payable and accrued liabilities and a decrease in amounts due to affiliates. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities varied based on how quickly we raised funds in our Public Offering and how quickly we invested those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2018, net cash used in investing activities was $36,715,267, compared to $273,486,909 during the year ended December 31, 2017. The decrease in net cash used in investing activities was primarily the result of our acquisition of one multifamily property during the year ended December 31, 2018, compared to our acquisition of six multifamily properties during the year ended December 31, 2017. Net cash used in investing activities during the year ended December 31, 2018, consisted of the following:

•	$30,118,698 of cash used related to the acquisition of one multifamily property;

•	$5,596,569 of cash used for improvements to real estate investments; and

•	$1,000,000 of cash used for deposits for potential real estate investments.
Cash Flows Provided by Financing Activities
During the year ended December 31, 2018, net cash provided by financing activities was $54,279,898, compared to $270,282,264 during the year ended December 31, 2017. The decrease in net cash provided by financing activities is due primarily to decreased net proceeds from our Public Offering and the issuance of notes payable. Net cash provided by financing activities during the year ended December 31, 2018, consisted of the following:

•
$38,992,707 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock, related dealer manager fees and distribution and shareholder servicing fees in the amount of $3,640,878 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,810,661;

•	$21,381,918 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $163,082;

•	$595,768 of cash paid for the repurchase of common stock; and

•	$5,498,959 of net cash distributions, after giving effect to distributions reinvested by stockholders of $5,042,304.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. At December 31, 2018, our debt was approximately 64% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property is determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we use our capital resources to make certain payments to the Advisor and the Dealer Manager. During our organization and offering stage, these payments included payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the Dealer Manager and the Advisor for reimbursement of certain organization and other offering expenses. Through the termination of the Public Offering, total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering. During our acquisition and development stage, we make payments to the Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by the Advisor in providing services to us.
As of December 31, 2018, we had indebtedness totaling an aggregate principal amount of $280,086,921, including net deferred financing costs of $1,479,079. The following is a summary of our contractual obligations as of December 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$95,252,178	$12,786,436	$25,598,265	$25,124,069	$31,743,408
Principal payments on outstanding debt obligations(2)	281,566,000	53,989	2,210,845	7,865,616	271,435,550
Total	$376,818,178	$12,840,425	$27,809,110	$32,989,685	$303,178,958
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2018. We incurred interest expense of $11,657,873 during the year ended December 31, 2018, including amortization of deferred financing costs totaling $234,562 and net unrealized gains from the change in fair value of interest rate cap agreements of $119,837.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of December 31, 2018 and 2017, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned nine multifamily properties as of December 31, 2017, and subsequently acquired one additional multifamily property during the year ended December 31, 2018. Our results of operations for the year ended December 31, 2018, are not indicative of those expected in future periods. The increase in the number of properties in our portfolio is the primary cause of the increase in our operating income and expenses, as further discussed below. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017
The following table summarizes the consolidated results of operations for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017	Change $	Change %
Total revenues	$37,909,630	$19,591,577	$18,318,053	93%
Operating, maintenance and management	(10,429,818)	(5,163,724)	(5,266,094)	(102)%
Real estate taxes and insurance	(5,237,606)	(2,763,816)	(2,473,790)	(90)%
Fees to affiliates	(5,799,201)	(2,402,297)	(3,396,904)	(141)%
Depreciation and amortization	(16,659,117)	(12,488,831)	(4,170,286)	(33)%
Interest expense	(11,657,873)	(5,898,156)	(5,759,717)	(98)%
General and administrative expenses	(3,491,624)	(2,627,940)	(863,684)	(33)%
Net loss	$(15,365,609)	$(11,753,187)	$(3,612,422)	(31)%

NOI(1)	$20,477,716	$10,915,679	$9,562,037	88%
FFO(2)	$1,293,508	$735,644	$557,864	76%
MFFO(2)	$1,178,251	$1,340,468	$(162,217)	(12)%
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
Net loss
For the year ended December 31, 2018, we had a net loss of $15,365,609, compared to a net loss of $11,753,187 for the year ended December 31, 2017. The increase in net loss of $3,612,422 over the comparable prior year period was primarily due to the increase in depreciation and amortization expense of $4,170,286, the increase in interest expense of $5,759,717, the increase in operating, maintenance and management expenses of $5,266,094, the increase in real estate taxes and insurance of $2,473,790, the increase in fees to affiliates of $3,396,904 and the increase in general and administrative expenses of $863,684, partially offset by the increase in total revenues of $18,318,053. The increase in these expenses was primarily due to the acquisition of nine multifamily properties during the year ended December 31, 2017, which experienced a full year of operations during the year ended December 31, 2018, and the increase in our property portfolio from nine multifamily properties at December 31, 2017, to 10 multifamily properties at December 31, 2018.
Total revenues
Total revenues were $37,909,630 for the year ended December 31, 2018, compared to $19,591,577 for the year ended December 31, 2017. The increase of $18,318,053 was primarily due to owning ten multifamily properties at December 31, 2018, compared to nine multifamily properties at December 31, 2017. Our total units increased by 183 from 2,592 at December 31, 2017 to 2,775 at December 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $10,429,818 for the year ended December 31, 2018, compared to $5,163,724 for the year ended December 31, 2017. The increase of $5,266,094 was primarily due to operating ten multifamily properties at December 31, 2018, compared to nine multifamily properties at December 31, 2017. We expect these amounts to increase in future periods as a result of the realization of operating expenses for an entire period for all properties, but to decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,237,606 for the year ended December 31, 2018, compared to $2,763,816 for the year ended December 31, 2017. The increase of $2,473,790 was primarily due to the acquisition of one multifamily property since December 31, 2017, and real estate taxes and insurance expenses for a full reporting period on the properties acquired during the year ended December 31, 2017. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $5,799,201 for the year ended December 31, 2018, compared to $2,402,297 for the year ended December 31, 2017. The increase of $3,396,904 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates to increase in future periods as a result of increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $16,659,117 for the year ended December 31, 2018, compared to $12,488,831 for the year ended December 31, 2017. The increase of $4,170,286 was primarily due to the net increase in depreciable and amortizable assets of $27,930,076 since December 31, 2017. We expect these amounts to increase in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2018, was $11,657,873 compared to $5,898,156 for the year ended December 31, 2017. The increase of $5,759,717 was primarily due to the increase in mortgage notes payable, net of $21,616,480 since December 31, 2017, due to financing incurred in connection with the acquisition of one multifamily property since December 31, 2017. Included in interest expense is the amortization of deferred financing costs of $234,562 and $119,514 and the unrealized (gain) loss on derivative instruments of $(119,837) and $444,252 for the years ended December 31, 2018 and 2017, respectively. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the year ended December 31, 2018, were $3,491,624 compared to $2,627,940 for the year ended December 31, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $863,684 was primarily due to the acquisition of one multifamily property since December 31, 2017, expenses related to the determination of our estimated value per share and the increase in director meeting fees as a result of an increase in the number of meetings compared to the prior year. We expect general and administrative expenses to decrease as a percentage of total revenue.
Consolidated Results of Operations for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016
The following table summarizes the consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016	Change $	Change %
Total revenues	$19,591,577	$1,264,906	$18,326,671	1,449%
Operating, maintenance and management	(5,163,724)	(376,536)	(4,787,188)	(1,271)%
Real estate taxes and insurance	(2,763,816)	(160,707)	(2,603,109)	(1,620)%
Fees to affiliates	(2,402,297)	(2,221,052)	(181,245)	(8)%
Depreciation and amortization	(12,488,831)	(825,735)	(11,663,096)	(1,412)%
Interest expense	(5,898,156)	(281,031)	(5,617,125)	(1,999)%
General and administrative expenses	(2,627,940)	(1,426,575)	(1,201,365)	(84)%
Acquisition costs	—	(893,982)	893,982	100%
Net loss	$(11,753,187)	$(4,920,712)	$(6,832,475)	(139)%

NOI(1)	$10,915,679	$666,864	$10,248,815	1,537%
FFO(2)	$735,644	$(4,094,977)	$4,830,621	118%
MFFO(2)	$1,340,468	$(1,076,205)	$2,416,673	225%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “— Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the year ended December 31, 2017 we had a net loss of $11,753,187, compared to a net loss of $4,920,712 for the year ended December 31, 2016. The increase in net loss of $6,832,475 over the comparable prior year period was primarily due to the increase in depreciation and amortization expense of $11,663,096, the increase in interest expense of $5,617,125, the increase in operating, maintenance and management expenses of $4,787,188, the increase in real estate taxes and insurance of $2,603,109, the increase in fees to affiliates of $181,245 and the increase in general and administrative expenses of $1,201,365, partially offset by the increase in total revenues of $18,326,671 and a decrease in acquisition costs of $893,982. The increase in these expenses was primarily due to the increase in our property portfolio from three multifamily properties at December 31, 2016 to nine multifamily properties at December 31, 2017.
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
Property Operations for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2017. As of December 31, 2018, three properties were categorized as same-store properties.

The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change $	Change %
Same-store property:
Revenues	$9,457,447	$9,289,735	$167,712	2%
Operating expenses	4,567,371	4,389,263	178,108	4%
NOI	4,890,076	4,900,472	(10,396)	—%

Non-same-store properties:
NOI	15,587,640	6,015,207	9,572,433

Total NOI(1)	$20,477,716	$10,915,679	$9,562,037
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income was $4,890,076 for the year ended December 31, 2018, compared to $4,900,472 for the year ended December 31, 2017. The decrease in same-store net operating income was a result of a 2% increase in same-store rental revenues and a 4% increase in same-store operating expenses.
Revenues
Same-store revenues were $9,457,447 for the year ended December 31, 2018, compared to $9,289,735 for the year ended December 31, 2017. The 2% increase in same-store revenues was primarily due to average rent increases at the same-store property from $1,166 as of December 31, 2017, to $1,248 as of December 31, 2018 and the completion of value-enhancement projects, offset by a decrease in the occupancy rate from 92.2% as of December 31, 2017, to 91.8% as of December 31, 2018.
Operating Expenses
Same-store operating expenses were $4,567,371 for the year ended December 31, 2018, compared to $4,389,263 for the year ended December 31, 2017. The increase in same-store operating expenses was primarily attributable to increases in salaries and utilities at the properties.
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
The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2018	2017	2018	2017	2016
Net loss	$(4,358,151)	$(3,698,150)	$(15,365,609)	$(11,753,187)	$(4,920,712)
Fees to affiliates(1)	1,075,282	818,540	4,167,442	1,655,649	2,160,253
Depreciation and amortization	3,854,972	4,317,671	16,659,117	12,488,831	825,735
Interest expense	3,748,802	2,032,189	11,657,873	5,898,156	281,031
General and administrative expenses	1,054,310	590,212	3,491,624	2,627,940	1,426,575
Acquisition costs(2)	—	—	—	—	893,982
Other gains(3)	(132,731)	(755)	(132,731)	(1,710)	—
NOI	$5,242,484	$4,059,707	$20,477,716	$10,915,679	$666,864
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2018, exclude property management fees of $309,294 and $1,179,534 and other fees of $139,842 and $452,225, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2017, exclude property management fees of $184,397 and $572,575 and other fees of $64,000 and $174,073, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2016, exclude property management fees of $47,884 and other fees of $12,915 that are included in NOI.

(2)
There were no acquisition costs for the three months and years ended December 31, 2018 and 2017. Acquisition costs for the year ended December 31, 2016 of $893,982 did not meet the criteria for capitalization under ASU 2017-01 and is recorded in acquisition costs in the accompanying consolidated statements of operations. Acquisition expenses for the three months and years ended December 31, 2018 and 2017, of $2,293, $(1,603), $4,580 and $160,572, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

(3)
Other gains for the three months and years ended December 31, 2018 and 2017, include non-recurring insurance claim recoveries and interest income that are not included in NOI. There were no other gains for the year ended December 31, 2016.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. On January 1, 2017, we elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016

Reconciliation of net loss to MFFO:
Net loss	$(15,365,609)	$(11,753,187)	$(4,920,712)
Depreciation of real estate assets	14,010,010	7,045,959	357,649
Amortization of lease-related costs	2,649,107	5,442,872	468,086
FFO	1,293,508	735,644	(4,094,977)
Acquisition fees and expenses(1)(2)	4,580	160,572	2,993,783
Unrealized (gain) loss on derivative instruments	(119,837)	444,252	24,989
MFFO	$1,178,251	$1,340,468	$(1,076,205)

FFO per share - basic and diluted	$0.17	$0.16	$(7.02)
MFFO per share - basic and diluted	0.15	0.30	(1.85)
Loss per common share - basic and diluted	(1.96)	(2.61)	(8.44)
Weighted average number of common shares outstanding - basic and diluted	7,839,352	4,494,642	583,220
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP were historically considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition expenses for the years ended December 31, 2018 and 2017, of $4,580 and $160,572, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. All acquisition fees for the years ended December 31, 2018 and 2017, were capitalized pursuant to ASU 2017-01 and therefore were not recorded in the statements of operations impacting net loss and MFFO. Acquisition fees and expenses for the year ended December 31, 2016, include acquisition fees of $2,099,801 and acquisition expenses of $893,982 and are recorded in fees to affiliates and acquisition costs, respectively, in the accompanying consolidated statements of operations.
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
As of December 31, 2018, we had not entered into any material leases as a lessee.
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
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our FFO. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the year ended December 31, 2018 and 2017, see Note 6 (Stockholders’ Equity) to the consolidated financial statements included in the Annual Report.
The distributions declared and paid during each of the four quarters of fiscal year 2018, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash (Used In) Provided by Operating Activities
First Quarter 2018	$2,325,053	$0.370	$0.352	$0.306	$1,165,331	$1,075,644	$2,240,975	$—	$2,240,975	$(1,383,549)
Second Quarter 2018	2,567,449	0.374	0.357	0.309	1,323,278	1,206,223	2,529,501	1,125,229	1,404,272	1,125,229
Third Quarter 2018	2,823,452	0.378	0.361	0.313	1,430,468	1,308,687	2,739,155	556,721	2,182,434	556,721
Fourth Quarter 2018	3,248,764	0.378	0.378	0.378	1,579,882	1,451,750	3,031,632	1,616,324	1,415,308	1,616,324
	$10,964,718	$1.500	$1.448	$1.306	$5,498,959	$5,042,304	$10,541,263	$3,298,274	$7,242,989	$1,914,725
____________________

(1)	Assumes each share was issued and outstanding each day during the periods presented.

(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the year ended December 31, 2018, we paid aggregate distributions of $10,541,263, including $5,498,959 of distributions paid in cash and 219,833 shares of our common stock issued pursuant to our DRP for $5,042,304. For the year ended December 31, 2018, our net loss was $15,365,609, we had FFO of $1,293,508 and net cash provided by operations of $1,914,725. For the year ended December 31, 2018, we funded $1,914,725, or 18%, and $8,626,538, or 82%, of total distributions paid, including shares issued pursuant to our DRP, from net cash provided by operating activities and with proceeds from our Public Offering, respectively. Since inception, of the $16,804,856 in total distributions paid through December 31, 2018, including shares issued pursuant to our DRP, 15% of such amounts were funded from cash flow from operations and 85% were funded from public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with the Advisor and its affiliates, including the Dealer Manager, whereby we pay or have paid certain fees to, or reimbursed certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, selling commissions, dealer manager fees, distribution and shareholder servicing fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs as well as make certain distributions in connection with our liquidation or listing on a national stock exchange. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.
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

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, we early adopted ASU 2017-01, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. All of our real estate investments acquired in fiscal years 2018 and 2017, qualified as asset acquisitions, and as such, acquisition costs are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset.
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
Revenue Recognition
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize, for certain of our revenue sources, transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. We selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption on January 1, 2018. Our revenue consists of rental revenues and tenant reimbursements and other. There was no impact to our recognition of rental revenue from leasing arrangements as this was specifically excluded from ASC 606. We identified limited sources of revenues from non-lease components but did not experience a material impact on our revenue recognition in the consolidated financial statements upon adoption. We lease apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancellable term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred in accordance with ASC 840, Leases.
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
Organization and Offering Costs
Organization and offering expenses include all expenses to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. Following the termination of our Public Offering, the Advisor had an obligation to reimburse us to the extent total organization and offering expenses (including selling commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceeded 15% of the gross proceeds raised in our Primary Offering. Total organization and offering expenses borne by us did not exceed 15% of the gross offering proceeds in our Public Offering.
To the extent we did not pay the full selling commissions or dealer manager fee for shares sold in our Public Offering, we were able to reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our Primary Offering, as required by the rules of the FINRA.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2018, 2017, and

2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for all open tax years through December 31, 2018.
Subsequent Events
Distributions Paid
Class A
On January 2, 2019, we paid distributions of $448,040, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $272,851 and $175,189 in shares issued pursuant to the DRP.
On February 1, 2019, we paid distributions of $448,950, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $275,056 and $173,894 in shares issued pursuant to the DRP.
On March 1, 2019, we paid cash distributions of $403,504, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Class R
On January 2, 2019, we paid distributions of $62,323, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $41,232 and $21,091 in shares issued pursuant to the DRP.
On February 1, 2019, we paid distributions of $60,517, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $40,020 and $20,497 in shares issued pursuant to the DRP.
On March 1, 2019, we paid cash distributions of $54,767, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Class T
On January 2, 2019, we paid distributions of $659,453, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $287,729 and $371,723 in shares issued pursuant to the DRP.
On February 1, 2019, we paid distributions of $590,710, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $258,149 and $332,562 in shares issued pursuant to the DRP.
On March 1, 2019, we paid cash distributions of $535,334, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Advisory Agreement Renewal
On February 1, 2019, we entered into Amendment No. 3 to the Advisory Agreement, which is effective on February 5, 2019, to renew the term of the Advisory Agreement for an additional one year term ending February 5, 2020.
Suspension of DRP
As previously disclosed, on August 31, 2018, we terminated the Primary Offering of up to $1,000,000,000 in shares of our common stock, but continued to offer shares of Class A, Class T and Class R common stock pursuant to the DRP. We decided to not renew state registrations of the DRP for an additional year, and, therefore, suspended the DRP with respect to distributions that accrued after February 1, 2019. Our board of directors may in the future reinstate the DRP, although there is no assurance as to if or when this will happen, and such reinstatement will not happen unless and until we register the DRP in every state in which it offers or sells its shares of common stock.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2018, the fair value of our fixed rate debt was $119,979,594 and the carrying value of our fixed rate debt was $123,983,755. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at December 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2018, the fair value of our variable rate debt was $159,966,065 and the carrying value of our variable rate debt was $156,103,166. At December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $156,103,166 of our outstanding variable rate debt. Based on interest rates as of December 31, 2018, if interest rates are 100 basis points higher during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase by $1,590,634 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would decrease by $1,590,634.
At December 31, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.02% and 4.86%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.49% at December 31, 2018. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2018, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of December 31, 2018, were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) of our consolidated financial statements included in this Annual Report.
ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this Annual Report.
ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	68	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	64	Affiliated Director and President
Kevin J. Keating	56	Chief Financial Officer and Treasurer
Ana Marie del Rio	64	Secretary
Stephen R. Bowie	68	Independent Director
Ned W. Brines	57	Independent Director
Janice M. Munemitsu	61	Independent Director
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
 Ella S. Neyland has served as our President since August 2015 and an affiliated director since January 2016. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and serves as President and an affiliated director of Steadfast Apartment REIT, positions she has held since September 2013 and August 2013, respectively. Ms. Neyland served as an independent director of Steadfast Income REIT from October 2011 to September 2012. Ms. Neyland was a founder of Thin Centers MD (“TCMD”), which provides medically supervised weight loss programs, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd., from November 1999 to March 2001, and served as Executive Director of CIBC World Markets, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
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
 Ned W. Brines has served as one of our independent directors since January 2016. Mr. Brines also serves as an independent director of Steadfast Income REIT, a position he has held since October 2012, and as an independent trustee of Stira Alcentra Global Credit Fund since March 2017. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the Citizen Trust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment adviser firm. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings. From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena, managing its Small Cap Growth Fund with $1.6 billion in assets under management. Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 where he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in assets under management. Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst designation and is involved in various community activities including serving on the investment committee of City of Hope, as well as the Orange County Regional Counsel for San Diego State University.
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
Valuation Committee

Our board of directors has established a valuation committee. The valuation committee’s function, as recommended by the
IPA, is to perform the following functions in connection with the determination of an estimated per share value of our common stock: (1) ratify and approve the engagement of valuation advisory services, its scope of work and any amendments thereto, (2)
review and approve the proposed valuation process and methodology to be used to determine the estimation of the per share value of our common stock, or valuation, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The members of the valuation committee are Ned Brines, Janice Munemitsu, and Stephen Bowie, with Mr. Brines serving as the chairman of the valuation committee.

Special Committee

Our board of directors has established a special committee. The special committee’s function is limited to the evaluation, negotiation and approval of (1) any agreement, arrangement or other transaction by and between our company, our advisor or any other affiliate of our sponsor related to compensation payable by our company to our advisor any other affiliate of our sponsor in connection with the pursuit of strategic alternatives; (2) any strategic alternatives in which a counter party has expressed an interest in the contemporaneous or subsequent purchase of any other transaction related to Steadfast Companies;
and (3) any other transaction which our board of directors specifically identifies and delegates authority to the special committee. The members of the special committee are Ned Brines, Janice Munemitsu, and Stephen Bowie, with Mr. Bowie serving as the chairman of the special committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018 or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2018.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.
ITEM 11.                                        EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse the Advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers. Accordingly, we have not included a Compensation Discussion and Analysis in this Annual Report or other related disclosures pursuant to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K with respect to our executive officers. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, the Advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to the Advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash in 2018(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Stephen R. Bowie(3)(4)	$151,500	$25,000	$—	$—	$—	$—	$176,500
Ned W. Brines(3)(4)	131,500	25,000	—	—	—	—	156,500
Janice M. Munemitsu(3)(4)	146,500	25,000	—	—	—	—	171,500
Ella S. Neyland(5)	—	—	—	—	—	—	—
Rodney F. Emery(5)	—	—	—	—	—	—	—
	$429,500	$75,000	$—	$—	$—	$—	$504,500
_________________

(1)
The amounts shown in this column include payments made to members of the special committee, which was formed during the year ended December 31, 2018. The members of the special committee are our independent directors. It was agreed that each independent director will receive retainers between $30,000 and $60,000. In addition, each member receives $1,000 for each meeting attended.

(2)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Independent Directors.

(4)
On August 9, 2018, each of our three independent directors was granted 1,000 shares of restricted Class A common stock in connection with their re-election to the board of directors pursuant to our Independent Directors Compensation Plan described below. The grant date fair value of the stock was $25.00 per share for an aggregate amount of $25,000 for each independent director. Of these shares of restricted common stock granted in 2018, each independent director had 750 shares of restricted Class A common stock that remained unvested as of December 31, 2018.

(5)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
We pay each of our independent directors:

•	annual compensation of $55,000 (the audit committee chairperson receives an additional $10,000 in annual compensation);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
We will not pay in excess of $4,000 for any one set of meetings attended within a 48-hour period.
Equity Plan Compensation
Our board of directors has adopted a long-term incentive plan, the Steadfast Apartment REIT III, Inc. Independent Directors Compensation Plan, or the Plan, which operates as a sub-plan of our Steadfast Apartment REIT III, Inc. 2016 Incentive Plan, or the Incentive Plan. Under the Plan and subject to such Plan’s conditions and restrictions, each of our current independent directors was entitled to receive 2,000 shares of restricted Class A common stock once we raised $2,000,000 in gross offering proceeds in our Public Offering. Each subsequent independent director that joins our board of directors receives 2,000 shares of restricted Class A common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,000 shares of restricted Class A common stock. Grants of restricted stock are subject to share availability under the Incentive Plan. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or “disability,” or (2) a “change in control” of the Company (as such terms are defined in the Incentive Plan). These awards entitle the holders to participate in distributions immediately upon issuance.
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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Incentive Plan as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	388,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	388,000
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 7, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	27,857	*
Ned W. Brines	5,800	*
Janice M. Munemitsu	7,572	*
Stephen R. Bowie	7,904	*
Ella S. Neyland	1,111	*
Kevin J. Keating	—	*
Ana Marie del Rio	2,808	*
All officers and directors as a group (seven persons)	53,052	*
_________________
*     Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Apartment REIT III, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)	Includes 8,000 shares owned by the Advisor, which is primarily indirectly owned and controlled by Rodney F. Emery.
ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from January 1, 2017 to December 31, 2018 involving us, our directors, the Advisor, our Sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On August 24, 2015, the Advisor purchased 8,000 shares of our Class A common stock at a purchase price of $25.00 per share for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. We are the sole general partner of our Operating Partnership, and own a 99.99% partnership interest in our Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in our Operating Partnership. We entered into the Partnership Agreement with the Advisor on July 25, 2015. As we accepted subscriptions for shares of our common stock, we transferred substantially all of the net offering proceeds from our Public Offering to our Operating Partnership as a contribution in exchange for partnership interests and our percentage ownership in our Operating Partnership increased proportionately.

Our Relationships with the Advisor and our Sponsor
Steadfast Apartment Advisor III, LLC is our advisor and, as such, manages our day-to-day operations, manages our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The Advisor also provides offering services, marketing, investor relations and other administrative services on our behalf. The Advisor is 99% owned by our Sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our Sponsor, the Advisor and our Dealer Manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our Sponsor, Advisor and Dealer Manager. Crossroads Capital Multifamily currently owns a 25% membership interest in our Sponsor that will increase upon a net increase in our book capitalization. Pursuant to the Third Amended and Restated Operating Agreement of our Sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our Sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our Sponsor, Steadfast REIT Holdings, LLC (“Steadfast Holdings”), until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Steadfast Holdings owns the remaining 1% partnership interest in the Advisor.
All of our other officers and directors, other than our independent directors, are officers of the Advisor and officers, limited partners and/or members of our sponsor and other affiliates of the Advisor.
We and our Operating Partnership have entered into the Advisory Agreement with the Advisor and our Operating Partnership, which has a one-year term expiring February 5, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the Advisory Agreement by the Advisor or the Advisor’s bankruptcy. If we terminate the Advisory Agreement, we will pay the Advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay the Advisor an acquisition fee of 2.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the period from January 1, 2017 to December 31, 2018, we incurred acquisition fees of $6,200,271 in connection with the acquisition of seven multifamily properties. During the same period, we paid $7,149,402 in acquisition fees.

•
We paid the Advisor a monthly investment management fee in an amount equal to one-twelfth of 0.5% of the value of our investments in properties and real estate-related assets until the aggregate value of our investments in properties and real estate-related assets equaled $300,000,000, which occurred in August 2017. Thereafter, we pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of our investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of our investments in properties were equal to their costs, until our investments were valued by an independent third-party appraiser. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the period from January 1, 2017 to December 31, 2018, we incurred $5,823,091 and paid $5,152,116 of investment management fees to the Advisor.

•
We will pay the Advisor a loan coordination fee if our independent directors determine that the Advisor provided a substantial amount of services in connection with the origination or refinancing of any debt financing obtained by us that is used to refinance properties or other permitted investments or financing in connection with the recapitalization of the Company. The loan coordination fee equals 0.75% of the amount available under such financing. For the period from January 1, 2017 to December 31, 2018, we did not incur any loan coordination fees.

•
We will pay the Advisor or its affiliate a disposition fee if, as determined by a majority of the independent directors, the Advisor or its affiliate provide a substantial amount of services in connection with the sale of a property or real estate-related asset, including pursuant to a sale of the entire company, which we refer to as a “liquidity event,” equal to (1) 1.5% of the sales price of each property or real estate-related asset sold or (2) 1.0%, which may be increased to 1.5% in the sole discretion of our independent directors, of the total consideration paid in a liquidity event. In the event of a final liquidity event, this fee will be reduced by the amount of any previous disposition fee paid on properties previously exchanged under Section 1031 of the Internal Revenue Code. For the period from January 1, 2017 to December 31, 2018, we did not incur any disposition fees.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership) a subordinated participation in net sale proceeds (payable only if we are not listed on an exchange), equal to 15.0% of the remaining net sale proceeds after return of the total investment amount, which is the amount equal to the original issue price paid by the stockholders in the Public Offering multiplied by the number of shares issued in the Public Offering, reduced by the weighted average original issue price of the shares sold in the Primary Offering multiplied by the total number of shares repurchased by us, plus payment to investors of an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount, less amounts previously distributed to stockholders, including distributions that may constitute a return of capital for federal income tax purposes. For the period from January 1, 2017 to December 31, 2018, we did not incur any such fees.

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

The adjusted market value of our common stock will be calculated based on the average market value of the shares of common stock issued and outstanding at listing over the 30 consecutive trading days beginning 180 days after the shares are first listed or included for quotation. We have the option to pay the subordinated incentive listing distribution in the form of stock, cash, a promissory note or any combination thereof. Any previous payments of the subordinated participation in net sales proceeds will offset the amounts due pursuant to the subordinated listing distribution. For the period from January 1, 2017 to December 31, 2018, we did not incur any such fees.

•
We will pay the Advisor (in its capacity as special limited partner of the Operating Partnership), upon termination or nonrenewal of the Advisory Agreement with or without cause, a subordinated distribution, which will entitle the Advisor to receive distributions from our Operating Partnership equal to 15.0% of the amount by which the sum of our appraised market value plus distributions exceeds the sum of the total investment amount plus an amount equal to a 6.0% annual cumulative, non-compounded return of the total investment amount to investors. For purposes of calculating the 6.0% annual cumulative, non-compounded return of the total investment amount, the aggregate of all investors’ capital shall be deemed to have been invested collectively on one date—the aggregate average investment date, being a day of a month determined by the average weighted month of all shares sold on a monthly basis. If we do not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the period from January 1, 2017 to December 31, 2018, we did not incur any such fees.

In addition to the fees we pay to the Advisor pursuant to the Advisory Agreement, we also reimburse the Advisor and its affiliates for the costs and expenses described below.

•
We reimburse the Advisor and its affiliates for organization and offering expenses it may incur on our behalf, other than underwriting compensation such as sales commissions, the dealer manager fee and the distribution and shareholder servicing fee, in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse us to the extent total organization and offering expenses (including selling commissions, dealer manager fees and the distribution and shareholder servicing fees) borne by us exceed 15% of the gross proceeds raised in the Primary Offering. Through the termination of the primary offering, total organizational expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the primary offering. To the extent we did not pay the full selling commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, we also reimbursed costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of FINRA. For the period from January 1, 2017 to December 31, 2018, we incurred $20,659,583 of organization and offering expenses reimbursements. During the same period, we paid the Advisor $18,595,254.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse the Advisor for other operating expenses incurred in providing services to us, including our allocable share of the Advisor’s overhead such as rent, employee costs, benefit administration costs, utilities and information technology costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which the Advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs the Advisor pays to our executive officers. For the period from January 1, 2017 to December 31, 2018, we incurred $2,200,324 and paid the Advisor $2,404,207 for administrative services.

•
We reimburse the Advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets (including expenses relating to potential investments that we do not close) as long as total acquisition fees and expenses (including any loan coordination fee) relating to the purchase of an investment do not exceed 6.0% of the contract price of the property unless such excess is approved by our board of directors, including a majority of the independent directors. For the period from January 1, 2017 to December 31, 2018, we incurred and paid the Advisor $1,120,515 for acquisition expenses.

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
For purposes of the 2%/25% Guidelines, “Average invested assets” means the average monthly book value of our assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other noncash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisor fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and the listing of our shares of common stock, (b) interest payments, (c) taxes, (d) non-cash expenditures such as depreciation, amortization and bad debt reserves, (e) reasonable incentive fees, (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that do not close), (g) real estate commissions on the sale of a real property, and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property). Within 60 days after the end of any fiscal quarter for which there are excess expenses which the independent directors conclude were justified and reimbursable to the Advisor, we will send written notice of such fact to our stockholders, together with an explanation of the factors the independent directors considered in determining that such excess expenses were justified. Any such finding and the reasons in support thereof shall be reflected in the minutes of the meetings of the board of directors.
Selling Commissions and Fees Paid to our Dealer Manager
The Dealer Manager for our Public Offering of common stock was Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), an affiliate of our Sponsor. Our Dealer Manager is a licensed broker-dealer registered with FINRA. The Dealer Manager for our Public Offering was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our Dealer Manager Agreement with the Dealer Manager provides for the following compensation:

•
Selling commissions of up to 7% of gross offering proceeds from the sale of Class A shares in the Primary Offering and up to 3% of gross offering proceeds from the sale of Class T shares in the Primary Offering (all of which will be reallowed to participating broker-dealers), subject to reductions based on volume and for certain categories of purchasers. No sales commissions were paid for sales of Class R shares or for sales pursuant to our DRP. The total amount of all items of compensation from any source payable to the Dealer Manager and the participating broker-dealers may not exceed 10.0% of the gross proceeds from our Primary Offering on a per class basis. For the period from January 1, 2017 to December 31, 2018, we incurred and paid $3,182,545 and $2,529,842 in selling commissions to our Dealer Manager in connection with the sale of Class A shares and Class T shares in the Primary Offering, respectively.

•
A dealer manager fee of up to 3% of the gross offering proceeds from the sale of Class A shares and 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which will be reallowed to participating broker-dealers). No dealer manager fee was paid for sales of Class R shares or for sales pursuant to our DRP. For the period from January 1, 2017 to December 31, 2018, we incurred and paid $1,586,125 and $2,108,199 in dealer manager fees to our Dealer Manager in connection with the sale of Class A shares and Class T shares in the Primary Offering, respectively.

•
A distribution and shareholder servicing fee of up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of our estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of our estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrued daily and was paid monthly in arrears. We amended our Charter on August 8, 2017, to authorize and pay different distributions to different holders of Class T and/or Class R shares. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% was paid from the current distribution and shareholder servicing fee on Class R shares, which was payable out of amounts that otherwise would have been distributed to holders of Class R shares, and 0.40% was an additional expense for us.

Effective October 1, 2018, we ceased paying the distribution and shareholder servicing fee because total underwriting compensation had reached 10% of the total gross investment amount in the Primary Offering.
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements (each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of our Sponsor (the “Property Manager”), in connection with the management of each of our properties. The property management fee payable with respect to each property under the Property Management Agreements, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will we pay our Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that we may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by us without cause, we will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination. For the period from January 1, 2017 to December 31, 2018, we incurred and paid property management fees of $1,752,109 and $1,596,668 to our Property Manager, respectively.

•
The Property Management Agreements specify that we are to reimburse the Property Manager for the salaries and related benefits of onsite personnel. For the period from January 1, 2017 to December 31, 2018, we incurred and reimbursed on-site property management personnel costs of $5,130,738 and $4,963,967 to our Property Manager, respectively.

•
The Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses and support, training services and capital expenditures. For the period from January 1, 2017 to December 31, 2018, we incurred and paid other fees of $722,542 and $712,815 to our Property Manager, respectively.

Payments to our Construction Manager

•
We have entered into Construction Management Agreements (each a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties we acquire. The construction management fee payable with respect to each property under the Construction Management Agreements is equal to 6.0% of the costs of the improvements from which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation. For the period from January 1, 2017 to December 31,

2018, we incurred and paid construction management fees of $351,731 and $347,810 to our Construction Manager, respectively.

•
We may also reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the period from January 1, 2017 to December 31, 2018, we incurred and reimbursed $612,071 and $595,184 to our Construction Manager, respectively.

Other Transactions

•
We deposit amounts with an affiliate of our Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our Sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our Sponsor. In addition, we deposit amounts with an affiliate of our Sponsor to cover the cost of property and property related insurance across certain of our properties. For the period from January 1, 2017 to December 31, 2018, we funded $489,630 and incurred $450,368 of the prepaid deductible account and property insurance accounts to an affiliate of our Sponsor.

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
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2018 and 2017, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since June 8, 2016.

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
All services rendered by Ernst & Young for the years ended December 31, 2018 and 2017, were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young.
The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit fees	$483,075	$640,188
Audit-related fees	—	60,000
Tax fees	65,147	47,400
All other fees	1,720	—
Total	$549,942	$747,588
 For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

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
The following financial statement schedule is included herein at page F-43 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
b.              Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).
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

10.7
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of February 1, 2019, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC and effective as of February 5, 2019 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed February 1, 2019).

10.8
Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III, Inc., dated July 25, 2016 by and between Steadfast Apartment REIT III, Inc. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-207952), filed July 27, 2016 and incorporated herein by reference).

10.9
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

10.12
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

10.23
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

10.33
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

10.45
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

10.56
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

10.66
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

10.78
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

10.88
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

10.98
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

10.106
Guaranty, dated as of December 15, 2017, by Steadfast Apartment REIT III, Inc. for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 000-55772), filed December 20, 2017 and incorporated herein by reference).

21.1*	Subsidiaries of the Company

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
________________________

*	Filed herewith.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT III, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 15, 2019

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Assets:
Real Estate:
Land	$45,908,171	$42,059,897
Building and improvements	355,780,664	323,636,510
Tenant origination and absorption costs	—	4,214,078
Total real estate, cost	401,688,835	369,910,485
Less accumulated depreciation and amortization	(21,387,012)	(9,425,010)
Total real estate, net	380,301,823	360,485,475
Cash and cash equivalents	35,628,660	15,533,961
Restricted cash	3,729,649	4,344,992
Rents and other receivables	515,569	488,287
Other assets	906,700	702,130
Total assets	$421,082,401	$381,554,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$7,520,803	$5,726,298
Mortgage notes payable, net	280,086,921	258,470,441
Distributions payable	1,169,815	746,360
Due to affiliates	4,898,804	5,487,180
Total liabilities	293,676,343	270,430,279
Commitments and contingencies (Note 9)
Redeemable common stock	6,570,093	2,920,059
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,516,990 and 2,887,731 shares issued and outstanding at December 31, 2018 and 2017, respectively	35,171	28,878
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 474,076 and 309,518 shares issued and outstanding at December 31, 2018 and 2017, respectively	4,742	3,096
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 4,620,317 and 3,369,991 shares issued and outstanding at December 31, 2018 and 2017, respectively	46,204	33,700
Additional paid-in capital	170,763,927	131,822,585
Cumulative distributions and net losses	(50,014,079)	(23,683,752)
Total stockholders’ equity	120,835,965	108,204,507
Total liabilities and stockholders’ equity	$421,082,401	$381,554,845

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$33,451,624	$17,550,160	$1,152,304
Tenant reimbursements and other	4,458,006	2,041,417	112,602
Total revenues	37,909,630	19,591,577	1,264,906
Expenses:
Operating, maintenance and management	10,429,818	5,163,724	376,536
Real estate taxes and insurance	5,237,606	2,763,816	160,707
Fees to affiliates	5,799,201	2,402,297	2,221,052
Depreciation and amortization	16,659,117	12,488,831	825,735
Interest expense	11,657,873	5,898,156	281,031
General and administrative expenses	3,491,624	2,627,940	1,426,575
Acquisition costs	—	—	893,982
Total expenses	53,275,239	31,344,764	6,185,618
Net loss	(15,365,609)	(11,753,187)	(4,920,712)
Net loss attributable to non-controlling interest	—	—	(100)
Net loss attributable to common stockholders	$(15,365,609)	$(11,753,187)	$(4,920,612)

Net loss attributable to Class A common stockholders — basic and diluted	$(6,401,649)	$(5,726,887)	$(3,160,451)
Net Loss per Class A common share — basic and diluted	$(1.86)	$(2.49)	$(8.36)
Weighted average number of Class A common shares outstanding — basic and diluted	3,266,046	2,190,070	374,595

Net loss attributable to Class R common stockholders — basic and diluted	$(806,620)	$(534,790)	$(165,258)
Net loss per Class R common share — basic and diluted	$(1.91)	$(2.55)	$(8.42)
Weighted average number of Class R common shares outstanding — basic and diluted	411,528	204,514	19,587

Net loss attributable to Class T common stockholders — basic and diluted	$(8,157,340)	$(5,491,510)	$(1,594,903)
Net loss per Class T common share — basic and diluted	$(2.05)	$(2.75)	$(8.62)
Weighted average number of Class T common shares outstanding — basic and diluted	4,161,778	2,100,058	189,037

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Stockholders’ Equity
	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	8,000	$80	—	$—	—	$—	$199,920	$—	$200,000	$—	$200,000
Issuance of common stock	1,239,420	12,394	99,043	990	889,434	8,894	53,633,875	—	53,656,153	—	53,656,153
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(4,639,146)	—	(4,639,146)	—	(4,639,146)
Transfers to redeemable common stock	—	—	—	—	—	—	(292,818)	—	(292,818)	—	(292,818)
Other offering costs to affiliates	—	—	—	—	—	—	(3,329,974)	—	(3,329,974)	—	(3,329,974)
Distributions declared	—	—	—	—	—	—	—	(820,700)	(820,700)	—	(820,700)
Amortization of stock-based compensation	—	—	—	—	—	—	61,071	—	61,071	—	61,071
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	(4,920,612)	(4,920,612)	(100)	(4,920,712)
BALANCE, December 31, 2016	1,247,420	12,474	99,043	990	889,434	8,894	45,632,928	(5,741,312)	39,913,974	—	39,913,974
Issuance of common stock	1,640,311	16,404	210,475	2,106	2,481,444	24,815	104,046,957	—	104,090,282	—	104,090,282
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(9,034,341)	—	(9,034,341)	—	(9,034,341)
Transfers to redeemable common stock	—	—	—	—	—	—	(2,698,321)	—	(2,698,321)	—	(2,698,321)
Repurchase of common stock	—	—	—	—	(887)	(9)	(21,060)	—	(21,069)	—	(21,069)
Other offering costs to affiliates	—	—	—	—	—	—	(6,167,169)	—	(6,167,169)	—	(6,167,169)
Distributions declared	—	—	—	—	—	—	—	(6,189,253)	(6,189,253)	—	(6,189,253)
Amortization of stock-based compensation	—	—	—	—	—	—	63,591	—	63,591	—	63,591
Net loss	—	—	—	—	—	—	—	(11,753,187)	(11,753,187)	—	(11,753,187)
BALANCE, December 31, 2017	2,887,731	28,878	309,518	3,096	3,369,991	33,700	131,822,585	(23,683,752)	108,204,507	—	108,204,507
Issuance of common stock	649,469	6,495	168,166	1,682	1,252,853	12,529	49,417,719	—	49,438,425	—	49,438,425
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(702,740)	—	(702,740)	—	(702,740)
Transfers to redeemable common stock	—	—	—	—	—	—	(4,174,775)	—	(4,174,775)	—	(4,174,775)
Repurchase of common stock	(20,210)	(202)	(3,608)	(36)	(2,527)	(25)	(595,505)	—	(595,768)	—	(595,768)
Other offering costs to affiliates	—	—	—	—	—	—	(5,085,703)	—	(5,085,703)	—	(5,085,703)
Distributions declared	—	—	—	—	—	—	—	(10,964,718)	(10,964,718)	—	(10,964,718)
Amortization of stock-based compensation	—	—	—	—	—	—	82,346	—	82,346	—	82,346
Net loss	—	—	—	—	—	—	—	(15,365,609)	(15,365,609)	—	(15,365,609)
BALANCE, December 31, 2018	3,516,990	$35,171	474,076	$4,742	4,620,317	$46,204	$170,763,927	$(50,014,079)	$120,835,965	$—	$120,835,965

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(15,365,609)	$(11,753,187)	$(4,920,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,659,117	12,488,831	825,735
Loss on disposal of buildings and improvements	315,472		—
Amortization of deferred financing costs	234,562	119,514	6,931
Amortization of stock-based compensation	82,346	63,591	61,071
Amortization of stock-based annual compensation and meeting fees	13,750	27,500	56,000
Change in fair value of interest rate cap agreements	(119,837)	444,252	24,989
Changes in operating assets and liabilities:
Rents and other receivables	(89,157)	(396,922)	(29,490)
Other assets	(84,733)	(276,976)	(167,535)
Accounts payable and accrued liabilities	1,197,194	4,503,526	956,181
Due to affiliates	(928,380)	721,270	1,402,124
Net cash provided by (used in) operating activities	1,914,725	5,941,399	(1,784,706)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(30,118,698)	(264,059,130)	(96,775,000)
Additions to real estate investments	(5,596,569)	(4,139,039)	(311,387)
Escrow deposits for pending real estate acquisitions	(1,000,000)	(5,000,000)	(3,300,100)
Purchase of interest rate cap agreements	—	(288,740)	(438,120)
Cash used in investing activities	(36,715,267)	(273,486,909)	(100,824,607)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	21,545,000	187,595,000	72,426,000
Contributions from noncontrolling interest	—	—	100
Proceeds from issuance of Class A common stock	14,057,829	39,154,393	29,930,624
Proceeds from issuance of Class R common stock	3,597,999	4,661,050	2,223,100
Proceeds from issuance of Class T common stock	26,788,418	57,564,527	21,055,168
Payments of commissions on sale of common stock and related dealer manager fees	(3,640,878)	(7,067,978)	(3,667,371)
Reimbursement of other offering costs to affiliates	(1,810,661)	(7,377,882)	(1,713,487)
Payment of deferred financing costs	(163,082)	(1,261,006)	(415,998)
Distributions to common stockholders	(5,498,959)	(2,964,771)	(286,624)
Repurchase of common stock	(595,768)	(21,069)	—
Net cash provided by financing activities	54,279,898	270,282,264	119,551,512
Net increase in cash, cash equivalents and restricted cash	19,479,356	2,736,754	16,942,199
Cash, cash equivalents and restricted cash, beginning of year	19,878,953	17,142,199	200,000
Cash, cash equivalents and restricted cash, end of year	$39,358,309	$19,878,953	$17,142,199

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,138,568	$4,781,715	$141,718
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$423,455	$505,102	$241,258
Application of escrow deposits to acquire real estate	$1,000,000	$5,650,100	$2,650,000
Increase (decrease) in amounts receivable from transfer agent for Class A common stock	$9,000	$(82,400)	$73,400
(Decrease) increase in amounts receivable from transfer agent for Class T common stock	$(70,875)	$45,832	$25,043
Increase (decrease) in amounts payable to affiliates for other offering costs	$3,275,042	$(1,210,713)	$1,616,487
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$5,042,304	$2,719,380	$292,818
Increase in redeemable common stock	$4,174,775	$2,698,321	$292,818
Increase in redemption payable	$524,741	$71,080	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$72,570	$160,007	$35,504
Increase in due to affiliates from additions to real estate investments	$3,100	$18,527	$1,347
(Decrease) increase in due to affiliates from distribution and shareholder servicing fee	$(2,938,138)	$1,966,363	$971,775

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

1.         Organization and Business
Steadfast Apartment REIT III, Inc. (the “Company”) was formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and qualifies, as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2016. On August 24, 2015, the Company was initially capitalized with the sale of 8,000 shares of Class A common stock to Steadfast Apartment Advisor III, LLC (the “Advisor”), a Delaware limited liability company, at a purchase price of $25.00 per share for an aggregate purchase price of $200,000.
The Company owns and operates a portfolio of multifamily properties located in targeted markets throughout the United States. As of December 31, 2018, the Company owned ten multifamily properties comprising a total of 2,775 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
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
Commencing on July 25, 2016, the Company revised the terms of its Public Offering to include Class R shares. The Company subsequently offered a maximum of $1,000,000,000 in shares of common stock for sale to the public at an initial price of $25.00 for each Class A share ($400,000,000 in Class A shares), $22.50 for each Class R share ($200,000,000 in Class R shares) and $23.81 for each Class T share ($400,000,000 in Class T shares), with discounts available for certain categories of purchasers. Up to $300,000,000 in shares were offered pursuant to the DRP at an initial price of $23.75 for each Class A share, $22.50 for each Class R share and $22.62 for each Class T share.
As of August 31, 2018, the date the Company terminated its Primary Offering, it had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in the Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of December 31, 2018, the Company had sold 3,513,310 shares of Class A common stock, 477,684 shares of Class R common stock and 4,623,732 shares of Class T common stock in the Public Offering for gross proceeds of $86,485,589, $10,747,201 and $109,854,820, respectively, and $207,087,610 in the aggregate, including 141,524 shares of Class A common stock, 11,777 shares of Class R common stock and 196,681 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $3,342,744, $265,053 and $4,446,707, respectively.
On October 9, 2018, the Company’s board of directors determined an estimated value per share for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018. The Company’s board of directors elected to suspend the DRP with respect to distributions that accrue after February 1, 2019 and may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.
The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement dated July 25, 2016, by and among the Company, Steadfast Apartment REIT III Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on February 5, 2020. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

(“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, which served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): clarifying the definition of a business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. All of the Company’s real estate investments acquired in fiscal years 2018 and 2017, qualify as asset acquisitions, and as such, acquisition costs are capitalized.
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
DECEMBER 31, 2018

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
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2018 , 2017 and 2016.
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
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires the Company to recognize, for certain of its revenue sources, transfer of promised goods or services to customers in an amount that reflects the consideration the Company is entitled to in exchange for those goods or services. The Company selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption and adopted ASC 606 effective January 1, 2018. The Company’s revenue consists of rental revenues and tenant reimbursements and other. There was no impact to the Company’s recognition of rental revenue from leasing arrangements as this was specifically excluded from ASC 606. The Company identified limited sources of revenues from non-lease components but did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. The Company leases apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancellable term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred in accordance with ASC 840, Leases.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2018 and 2017, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2018 and 2017, the Company had a restricted cash balance of $3,729,649 and $4,344,992, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
As of December 31, 2018 and 2017, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
DECEMBER 31, 2018

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$377,456	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$257,619	$—
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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2018 and 2017, the fair value of the mortgage notes payable, net was $279,945,659 and $262,048,883, respectively, compared to the carrying value of $280,086,921 and $258,470,441, respectively.
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
Distributions declared during the period from January 1, 2017 to March 31, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from April 1, 2017 to June 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67% and $0.003376 per Class T share per day. Distributions declared during the period from July 1, 2017 to September 30, 2017, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day and $0.003457 per Class T share per day. Distributions declared during the period from October 1, 2017 to September 30, 2018, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.27%, and in some instances, $0.00369863 per Class R share per day subject to an annual distribution and shareholder servicing fee of 0.67%, $0.003376 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.125%, and in some instances, $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%. Distributions declared during the period from October 1, 2018 to December 31, 2018, were based on daily record dates and calculated at a rate of $0.004110 per Class A share, Class R share and Class T share per day. Each day during the period from May 19, 2016 to December 31, 2018, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to December 31, 2018, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2018 and 2017, the Company declared distributions totaling $1.500 and $1.500 per Class A share of common stock, $1.448 and $1.425 per Class R share of common stock and $1.307 and $1.241 per Class T share of common stock, respectively.
Organization and Offering Costs
Organization and offering expenses include all expenses to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. Following the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

shareholder servicing fees) borne by the Company exceeded 15% of the gross proceeds raised in our Primary Offering. Total organization and offering expenses borne by the Company did not exceed 15% of the gross offering proceeds in the Public Offering.
To the extent the Company does not pay the full sales commissions, dealer manager fee or distribution and shareholder servicing fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
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
Operating Expenses
Pursuant to the Company’s Second Articles of Amendment and Restatement (as amended, the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and acquisition expenses, real estate commissions on the resale of investments and other expenses connected with the acquisition, disposition, management and ownership of investments. During the four quarters ended December 31, 2018, the Company recorded operating expenses of $2,942,145, which include $1,176,246 incurred by the Advisor on behalf of the Company, none of which were in excess of the 2%/25% limitation, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $105,491 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2018.
Income Taxes
The Company elected to be taxed as, and qualifies as, a REIT under the Internal Revenue Code and has operated as such commencing with the taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders. The Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2018 and 2017, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2018. As of December 31, 2018, the Company’s tax return for calendar year 2017, 2016 and 2015 remains subject to examination by major tax jurisdictions.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption of ASU 2014-09 on January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the recognition of its rental revenue, as rental revenue from leasing arrangements is specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach. ASU 2016-02 will be effective in the first quarter of 2019 and allows for early adoption. The Company has selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted the new standard effective January 1, 2019. The Company evaluated the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on its evaluation, as it relates to the former, the Company did not experience any material impact on the recognition of leases in the consolidated financial statements because under ASU 2016-02, lessors continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. In its capacity as a lessee, the
Company elected to adopt the new transition method offered by ASU 2018-11 and initially applied ASU 2016-02 on January
1, 2019 and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
In its capacity as a lessor and based on its evaluation of the components of its lease contracts, the Company also elected to use the practical expedient provided by ASU 2018-11 and does not separate nonlease components from the associated lease components and instead accounts for those components as a single component.
In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). The FASB issued ASU 2018-20 to allow lessors to make an accounting policy election not to evaluate whether sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as the owner of the underlying leased asset. The amendments also clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in ASU 2016-02 for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. The amendments have the same effective date and transition requirements as ASU 2016-02 for entities that have not yet adopted ASU 2016-02. The amendments may be applied either retrospectively or prospectively. The Company is currently evaluating the impact of ASU 2018-20 will have on its consolidated financial statements and related disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), which clarifies that operating lease receivables accounted for under ASC 842 Leases, are not in the scope of the new credit losses guidance. The effective date and transition requirements for this guidance are the same as for ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018, and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

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
3.          Real Estate
As of December 31, 2018, the Company owned ten multifamily properties, comprised of a total of 2,775 apartment homes. The total acquisition price of the Company’s real estate portfolio was $400,252,928. As of December 31, 2018 and 2017, the Company’s portfolio was approximately 92.4% and 92.6% occupied and the average monthly rent was $1,136 and $1,089, respectively.
Current Year Acquisitions
During the year ended December 31, 2018, the Company acquired the following property:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	$3,848,274	$26,813,993	$456,431	$31,118,698

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

As of December 31, 2018 and 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2018
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$45,908,171	$355,780,664	$—	$401,688,835
Less: Accumulated depreciation and amortization	—	(21,387,012)	—	(21,387,012)
Total real estate, net	$45,908,171	$334,393,652	$—	$380,301,823

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$42,059,897	$323,636,510	$4,214,078	$369,910,485
Less: Accumulated depreciation and amortization	—	(7,403,608)	(2,021,402)	(9,425,010)
Total real estate, net	$42,059,897	$316,232,902	$2,192,676	$360,485,475
Depreciation and amortization expense was $16,659,117, $12,488,831, and $825,735 for the years ended December 31, 2018, 2017 and 2016, respectively.
Depreciation of the Company’s buildings and improvements was $14,010,010, $7,045,959, and $357,649 for the years ended December 31, 2018, 2017 and 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $2,649,107, $5,442,872, and $468,086 for the years ended December 31, 2018, 2017 and 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of December 31, 2018, the Company’s real estate portfolio comprised 2,775 apartment homes and was 94.3% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,015,187 and $709,440 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

4.          Other Assets
As of December 31, 2018 and 2017, other assets consisted of:

	December 31,
	2018	2017
Prepaid expenses	$262,850	$287,958
Interest rate cap agreements	377,456	257,619
Other deposits	266,394	156,553
Other assets	$906,700	$702,130
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2018 and 2017.

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.86%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.49%	281,566,000
Deferred financing costs, net(2)						(1,479,079)
Mortgage notes payable, net						$280,086,921

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	3.90%	$156,892,000
Fixed rate	3	8/1/2024 - 1/1/2025	3.82%	3.92%	3.89%	103,129,000
Mortgage notes payable, gross	9				3.90%	260,021,000
Deferred financing costs, net(2)						(1,550,559)
Mortgage notes payable, net						$258,470,441
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of December 31, 2018 and 2017 was $361,008 and $126,446, respectively.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2018:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$281,566,000	$53,989	$374,945	$1,835,900	$3,552,437	$4,313,179	$271,435,550
__________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of December 31, 2018 and 2017, the Company was in compliance with all debt covenants.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense of $11,657,873, $5,898,156 and $281,031, respectively. Interest expense for the years ended December 31, 2018, 2017 and 2016, includes amortization of deferred financing costs of $234,562, $119,514 and $6,931 and net unrealized (gains) losses from the change in fair value of interest rate cap agreements of $(119,837), $444,252 and $24,989, respectively.
Interest expense of $1,064,648 and $660,068 was payable as of December 31, 2018 and 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

The following table reflects information regarding shares of common stock sold in the Public Offering from inception through December 31, 2018:

	December 31, 2018
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	3,371,786	465,907	4,427,051	8,264,744
Shares of common stock issued - DRP	141,524	11,777	196,681	349,982
Total shares of common stock issued - Public Offering	3,513,310	477,684	4,623,732	8,614,726
Gross offering proceeds - Primary Offering	$83,142,845	$10,482,148	$105,408,113	$199,033,106
Gross offering proceeds - DRP	3,342,744	265,053	4,446,707	8,054,504
Total offering proceeds - Public Offering	$86,485,589	$10,747,201	$109,854,820	$207,087,610
Offering costs before distribution and shareholder servicing fees				(27,624,273)
Offering proceeds, net of offering costs				$179,463,337
Offering proceeds include $0 and $61,875 of amounts due from the Company’s transfer agent as of December 31, 2018 and 2017, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
For the years ended December 31, 2018, 2017 and 2016, the Company issued 550, 1,100, and 2,240 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 (Long-Term Incentive Award Plan and Independent Director Compensation) for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $13,750, $27,500 and $56,000 for the years ended December 31, 2018, 2017 and 2016, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
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
The issuance and vesting activity for the years ended December 31, 2018, 2017 and 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Year Ended December 31,
	2018	2017	2016
Nonvested shares at the beginning of the period	5,250	4,500	—
Granted shares	3,000	3,000	6,000
Vested shares	(3,000)	(2,250)	(1,500)
Nonvested shares at the end of the period	5,250	5,250	4,500
Included in general and administrative expenses is $82,346, $63,591 and $61,071 for the years ended December 31, 2018, 2017 and 2016 respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $93,002. The weighted average remaining term of the restricted common stock was 1.11 years as of December 31, 2018. As of December 31, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2018 and 2017, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A, Class R and Class T share of common stock under the DRP was initially $23.75, $22.50 and $22.62, respectively. On October 9, 2018, the Company’s board of directors determined a price per Class A, Class R and Class T share of common stock for the DRP of $22.54, effective November 1, 2018. The Company’s board of directors elected to suspend the DRP with respect to distributions that accrue after February 1, 2019. As a result, all distributions that accrued beginning in February 2019 were paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.
No sales commissions or dealer manager fees were payable on shares sold through the DRP. The Company’s board of directors may amend, suspend or terminate the DRP at its discretion at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, subsequent distributions to stockholders will be made in cash.
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
Prior to the date the Company announced an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase program was as follows:

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
DECEMBER 31, 2018

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
(4) For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recent publicly disclosed estimated value per share determined by the Company’s board of directors. On October 12, 2018, the Company publicly disclosed an estimated value per share of $22.54 for each class of shares of its common stock based on valuations by independent third-party appraisers or qualified valuation experts.
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
The following table reflects repurchase activity for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Class A	Class R	Class T	Total
Repurchase requests (in shares)	43,329	3,608	2,528	49,465
Repurchase requests (value)	$988,099	$75,097	$57,002	$1,120,198
Repurchases fulfilled (in shares)	20,209	3,608	2,528	26,345
Repurchase requests fulfilled (value)	$463,669	$75,097	$57,002	$595,768

	Year Ended December 31, 2017
	Class A	Class R	Class T	Total
Repurchase requests (in shares)	3,044	—	887	3,931
Repurchase requests (value)	$71,080	$—	$21,069	$92,149
Repurchases fulfilled (in shares)	—	—	887	887
Repurchase requests fulfilled (value)	$—	$—	$21,069	$21,069
As of December 31, 2018 and 2017, the Company had outstanding and unfulfilled repurchase requests of 26,177 and 3,044 Class A shares and recorded $595,821 and $71,080 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests. The Company repurchased the outstanding repurchase requests as of December 31, 2018 and 2017 of $595,821 and $71,080 on the January 31, 2019 and 2018 Repurchase Dates.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter,

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

such outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that the Company honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests. Shares repurchased under the share repurchase program to satisfy the required minimum distribution requirements under the Internal Revenue Code applicable to retirement Benefit Plans and IRAs will be repurchased on or after the first anniversary of the date of purchase of such shares at 100% of the purchase price or at 100% of the estimated value per share, as applicable.
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

Pursuant to the share repurchase plan, for the years ended December 31, 2018 and 2017, the Company reclassified $4,174,775 and $2,698,321, net of $595,768 and $21,069 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
The Company elected to be taxed as, and qualifies, as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2016. To qualify as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of the Company’s REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the four fiscal quarters of 2018 and 2017:

	2018 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Daily Distribution per Class A share (2)	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share (2)(3)	$0.00394521	$0.00394521	$0.00394521	$0.004110
Daily Distribution per Class T share (2)(4)	$0.003376	$0.003376	$0.003376	$0.004110
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.67%
Per Class T share	5.17%	5.17%	5.17%	6.30%

	2017 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Daily Distribution per Class A share (2)	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share (2)(3)	$0.00394521	$0.00394521	$0.00394521	$0.00394521
Daily Distribution per Class T share (2)(4)	$0.003376	$0.003376	$0.003457	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.40%	6.40%	6.40%	6.40%
Per Class T share	5.17%	5.17%	5.30%	5.17%
_________________

(1)
The Company’s board of directors approved a cash distribution that accrued at the above rates per day for each share of the Company’s Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period during fiscal years 2018 and 2017, respectively, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

(2)
The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at these rates or at all.

(3)
Distributions during the fiscal years 2018 and 2017, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the year ended December 31, 2018, three months ended March 31, 2017 and the three months ended December 31, 2017, the Company paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(4)
Distributions during the three months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the year ended December 31, 2018, three months ended September 30, 2017, and the three months ended December 31, 2017, the Company paid distributions at a rate of $0.003376 subject to an annual distribution and shareholder fee of 1.125%.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	82,435	8,689	138,442	229,566
DRP distributions declared (value)	$1,929,937	$195,619	$3,128,060	$5,253,616
Cash distributions declared	2,973,947	401,443	2,335,712	5,711,102
Total distributions declared	$4,903,884	$597,062	$5,463,772	$10,964,718

DRP distributions paid (in shares)	80,821	8,270	130,738	219,829
DRP distributions paid (value)	$1,901,022	$186,153	$2,955,129	$5,042,304
Cash distributions paid	2,918,723	384,993	2,195,243	5,498,959
Total distributions paid	$4,819,745	$571,146	$5,150,372	$10,541,263

	Year Ended December 31, 2017
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	55,934	3,654	68,424	128,012
DRP distributions declared (value)	$1,328,426	$82,207	$1,547,760	$2,958,393
Cash distributions declared	1,957,862	212,865	1,060,133	3,230,860
Total distributions declared	$3,286,288	$295,072	$2,607,893	$6,189,253

DRP distributions paid (in shares)	52,490	3,267	61,857	117,614
DRP distributions paid (value)	$1,246,638	$73,524	$1,399,218	$2,719,380
Cash distributions paid	1,824,122	195,955	944,694	2,964,771
Total distributions paid	$3,070,760	$269,479	$2,343,912	$5,684,151
As of December 31, 2018, $1,169,815 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $448,039, $62,322 and $659,454 of Class A common stock, Class R common stock and Class T common stock, respectively, of which, $175,189, $21,090 and $371,724 or 7,772, 936 and 16,492 shares of Class A common stock, Class R common stock and Class T common stock are attributable to the DRP, respectively.
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
As reflected in the table above, for the year ended December 31, 2018, the Company paid total distributions of $10,541,263, which related to distributions declared for each day in the period from December 1, 2017 through November 30, 2018, respectively.
For the year ended December 31, 2017, the Company paid total distributions of $5,684,151, which related to distributions declared for each day in the period from December 1, 2016 through November 30, 2017, respectively.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

7.          Related Party Arrangements
The Company entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company paid the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments) as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company also reimbursed the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates incurred (earned) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Incurred (Earned) For The Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$—	$26,980
Investment management fees(2)	4,167,442	1,655,649	60,452
Acquisition fees(3)	—	—	2,099,801
Acquisition expenses(3)	2,474	105,105	572,722
Property management:
Fees(2)	1,179,534	572,575	47,884
Reimbursement of onsite personnel(4)	3,481,479	1,649,259	157,121
Other fees(2)	452,225	174,073	12,915
Other fees - property operations(4)	27,336	20,040	—
Other fees - G&A(1)	36,828	12,040	1,463
Other operating expenses(1)	1,176,246	1,024,078	861,164
Rental revenue(5)	(10,026)	—	—
Property insurance(6)	375,478	74,890	1,014
Insurance proceeds(7)	(75,000)	—	—
Consolidated Balance Sheets:
Assets:
Property escrow deposits(8)	—	—	234,000
Capitalized
Acquisition fees(9)	624,854	5,575,417	—
Acquisition expenses(9)	161,242	851,694	—
Construction management:
Fees(10)	178,756	172,975	14,163
Reimbursements of labor costs(10)	385,876	226,195	494
Capital expenditures(10)	21,538	50,990	12,589
Additional paid-in capital
Other offering costs reimbursement	5,085,703	6,167,169	3,329,974
Selling commissions:
Class A	926,929	2,255,616	1,635,300
Class T	801,531	1,728,311	632,407
Dealer manager fees:
Class A	422,055	1,164,070	840,004
Class T	667,939	1,440,260	527,005
Distribution and shareholder servicing fee:
Class R(11)	(164,429)	141,570	55,821
Class T(11)	(1,951,285)	2,304,514	948,609
	$17,974,725	$27,366,490	$12,071,882
____________________

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

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

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(5)	Included in rental income in the accompanying consolidated statements of operations.

(6)
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

(7)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(8)	Escrow deposits paid on behalf of the Company by an affiliate of the Advisor in connection with the acquisition of Carriage House Apartment Homes.

(9)	Included in total real estate, cost in the accompanying consolidated balance sheets following the adoption of ASU 2017-01, as of January 1, 2017.

(10)	Included in building and improvements in the accompanying consolidated balance sheets.

(11)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates paid (received) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Paid (Received) During The Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Expensed
Organization costs	$—	$—	$26,980
Investment management fees	3,509,826	1,642,290	20,402
Acquisition fees	—	—	1,150,670
Acquisition expenses	2,474	105,105	516,531
Property management:
Fees	1,093,795	502,873	23,117
Reimbursement of onsite personnel	3,436,176	1,527,791	135,956
Other fees	448,684	167,887	11,469
Other fees - property operations	27,336	20,040	—
Other fees - G&A	36,828	12,040	1,463
Other operating expenses	1,173,364	1,230,843	551,790
Rental revenue	(10,026)	—	—
Property insurance	399,692	89,938	2,028
Consolidated Balance Sheets:
Assets:
Property escrow deposits	—	—	234,000
Capitalized
Acquisition fees	2,347,495	4,801,907	—
Acquisition expenses	161,242	907,885	—
Construction management:
Fees	180,267	167,543	12,828
Reimbursements of labor costs	382,085	213,099	482
Capital expenditures	21,538	50,990	12,589
Additional paid-in capital
Other offering costs reimbursement	1,810,661	7,377,882	1,713,487
Selling commissions:
Class A	926,929	2,255,616	1,635,300
Class T	801,531	1,728,311	632,407
Dealer manager fees:
Class A	422,055	1,164,070	840,004
Class T	667,939	1,440,260	527,005
Distribution and shareholder servicing fee:
Class R	19,866	13,095	—
Class T	802,558	466,625	32,655
	$18,662,315	$25,886,090	$8,081,163

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates that are payable (receivable/prepaid) as of December 31, 2018 and 2017, are as follows:

	Payable (Receivable/Prepaid) as of December 31,
	2018	2017
Consolidated Statements of Operations:
Expensed
Investment management fees	$711,025	$53,409
Property management:
Fees	180,208	94,469
Reimbursement of onsite personnel	187,936	142,633
Other fees	11,173	7,632
Other operating expenses	105,491	102,609
Property insurance	(40,276)	(16,062)
Insurance proceeds	(75,000)	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees	—	1,722,641
Construction management:
Fees	5,256	6,767
Reimbursements of labor costs	16,899	13,108
Additional paid-in capital
Other offering costs reimbursement	3,680,816	405,774
Distribution and shareholder servicing fee:
Class R	—	184,295
Class T	—	2,753,843
	$4,783,528	$5,471,118
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) incurred by the Company exceed 15% of the gross proceeds raised in the Primary Offering. Total organization and offering expenses incurred by the Company did not exceed 15% of the gross offering proceeds raised in the Primary Offering.
The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”), for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through December 31, 2018 and 2017, the Advisor had incurred on the Company’s behalf $1,127,576 and $1,828,156, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2018 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$199,033,106	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$29,854,966	15.00%

O&O expenses recorded:
Sales commissions	$7,980,090	4.01%
Broker dealer fees(1)	5,061,337	2.54%
Distribution and shareholder servicing fees(2)	1,334,800	0.67%
Offering cost reimbursements	14,582,846	7.33%
Organizational costs reimbursements	26,980	0.01%
Total O&O cost reimbursements recorded by the Company	$28,986,053	14.56%
_____________________

(1)	Includes $1,903,127 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees paid from inception through December 31, 2018, for Class R shares of 0.27% and 0.67%, and Class T shares up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees were paid from sources other then Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through December 31, 2018, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, are deferred and charged to stockholders’ equity. All such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds except for the distribution and shareholder servicing fees, which were paid from sources other than Public Offering proceeds. For the years ended December 31, 2018, 2017 and 2016, the Advisor incurred $4,394,430, $9,976,583 and $11,114,533 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $25,485,548 from inception through December 31, 2018, of which $7,610,035 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $3,680,816 and $405,774 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively. The deferred offering costs of $7,610,035 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the value of the Company’s investments in properties and real estate-related assets until the aggregate value of the Company’s investments in properties and real estate-related assets equaled $300,000,000, which occurred on August 31, 2017. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of the Company’s investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of the Company’s investments in properties will equal their costs, until the investments are valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at December 31, 2018, ranges from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including advisor fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

For the year ended December 31, 2018, the Advisor and its affiliates incurred $1,176,246 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $944,340, none of which were in excess of the 2%/25% Limitation and are included in the $3,491,624 of general and administrative expenses recognized by the Company. As of December 31, 2018, the Company’s total operating expenses were 0.29% of its average invested assets and 7.66% of its net loss.
As of December 31, 2018 , the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,024,078 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $834,966, none of which were in excess of the 2%/25% Limitation and are included in the $2,627,940 of general and administrative expenses recognized by the Company. As of December 31, 2017, total operating expenses were 0.28% of its average invested assets and 8.71% of its net loss.
For the year ended December 31, 2016, the Advisor and its affiliates incurred $861,164 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $560,930, none of which were in excess of the 2%/25% Limitation and are included in the $560,930 of general and administrative expenses recognized by the Company. As of December 31, 2016, total operating expenses were 0.86% of its average invested assets and 17.50% of its net loss.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2018 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2018.
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
Dealer Manager Fees
The Company paid the Dealer Manager up to 3.0% of gross offering proceeds from the sale of Class A shares and up to 2.5% of gross offering proceeds from the sale of Class T shares (a portion of which was reallowed to participating broker-dealers). No dealer manager fee was paid for sales of Class R shares or for sales pursuant to the Company’s DRP.
Distribution and Shareholder Servicing Fees
The Company paid the Dealer Manager up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Company amended its Charter on August 8, 2017, to authorize and pay different distributions to different holders of Class T and/or Class R shares. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% was paid from the current distribution and shareholder servicing fee on Class R shares, which was payable out of amounts that otherwise would have been distributed to holders of Class R shares, and 0.40% was an additional expense of the Company.
Effective October 1, 2018, we ceased paying the distribution and shareholder servicing fee because total underwriting compensation had reached 10% of the total gross investment amount in the Primary Offering.
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
DECEMBER 31, 2018

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
8.          Long-Term Incentive Award Plan and Independent Director Compensation
The Company adopted a long-term incentive plan, the Incentive Plan, which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of the Company’s common stock on the date of grant.
Under the Company’s independent directors compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 2,000 shares of restricted Class A common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors will receive 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,000 shares of restricted Class A common stock. Grants of restricted stock are subject to share availability under the Incentive Plan. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or “disability” or (2) a “change in control” of the Company (as such terms are defined in the Incentive Plan). These awards entitle the holders to participate in distributions.
The Company recorded stock-based compensation expense of $82,346, $63,591 and $61,071 for the years ended December 31, 2018, 2017 and 2016 related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded operating expenses of $429,500, $230,000 and $241,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to the independent directors’ restricted common stock, the independent directors’ annual compensation and the value of shares issued for annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, $251,750 and $51,875 is included in accounts payable and accrued liabilities, respectively, and $13,750 and $27,500 is included in additional paid-in capital on the consolidated balance sheets, respectively.

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2018 and 2017:

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.52%	2.59%	$377,456

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	1.56%	2.59%	$257,619
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2018, 2017 and 2016, resulted in an unrealized (gain) loss of $(119,837), $444,252 and $24,989, respectively, which is included in interest expense in the accompanying consolidated statements of

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

operations. During the years ended December 31, 2018 and 2017, the Company acquired interest rate cap agreements of $0 and $288,740, respectively. The fair value of the interest rate cap agreements of $377,456 and $257,619 as of December 31, 2018 and 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
Following the adoption of ASU 2017-01 as of January 1, 2017, all of the Company’s acquisitions in fiscal years 2018 and 2017 have been accounted for as asset acquisitions, therefore, no pro forma information is required.

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

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$8,832,176	$9,229,616	$9,905,011	$9,942,827
Net loss	(3,924,834)	(3,526,366)	(3,556,258)	(4,358,151)
Net loss attributable to common stockholders	(3,924,834)	(3,526,366)	(3,556,258)	(4,358,151)

Net loss attributable to Class A common stockholders — basic and diluted	(1,690,784)	(1,475,758)	(1,464,767)	(1,779,440)
Loss per Class A common share — basic and diluted	(0.53)	(0.43)	(0.40)	(0.51)
Distributions declared per Class A common share	0.370	0.374	0.378	0.378

Net loss attributable to Class R common stockholders — basic and diluted	(188,592)	(183,927)	(190,984)	(240,227)
Net loss per Class R common share — basic and diluted	(0.55)	(0.45)	(0.41)	(0.51)
Distributions declared per Class R common share	0.352	0.357	0.361	0.378

Net loss attributable to Class T common stockholders— basic and diluted	(2,045,458)	(1,866,681)	(1,900,505)	(2,338,484)
Net loss per Class T common share — basic and diluted	(0.60)	(0.50)	(0.46)	(0.51)
Distributions declared per Class T common share	0.306	0.309	0.313	0.378

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$3,115,715	$3,601,807	$5,744,118	$7,129,937
Net loss	(2,322,391)	(2,647,638)	(3,085,008)	(3,698,150)
Net loss attributable to common stockholders	(2,322,391)	(2,647,638)	(3,085,008)	(3,698,150)

Net loss attributable to Class A common stockholders — basic and diluted	(1,236,453)	(1,369,535)	(1,478,634)	(1,675,829)
Loss per Class A common share — basic and diluted	(0.81)	(0.64)	(0.58)	(0.57)
Distributions declared per Class A common share	0.370	0.374	0.378	0.378

Net loss attributable to Class R common stockholders — basic and diluted	(118,117)	(116,698)	(139,604)	(171,219)
Net loss per Class R common share — basic and diluted	(0.81)	(0.65)	(0.59)	(0.59)
Distributions declared per Class R common share	0.353	0.357	0.363	0.352

Net loss attributable to Class T common stockholders— basic and diluted	(967,821)	(1,161,405)	(1,466,769)	(1,851,102)
Net loss per Class T common share — basic and diluted	(0.87)	(0.71)	(0.64)	(0.64)
Distributions declared per Class T common share	0.304	0.307	0.320	0.310

STEADFAST APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

13.          Subsequent Events
Distributions Paid
Class A
On January 2, 2019, the Company paid distributions of $448,040, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $272,851 and $175,189 in shares issued pursuant to the DRP.
On February 1, 2019, the Company paid distributions of $448,950, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $275,056 and $173,894 in shares issued pursuant to the DRP.
On March 1, 2019, the Company paid distributions of $403,504, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019 and consisted of cash distributions paid in the amount of $403,504 and $0 in shares issued pursuant to the DRP.
Class R
On January 2, 2019, the Company paid distributions of $62,323, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $41,232 and $21,091 in shares issued pursuant to the DRP.
On February 1, 2019, the Company paid distributions of $60,517, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $40,020 and $20,497 in shares issued pursuant to the DRP.
On March 1, 2019, the Company paid distributions of $54,767, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019 and consisted of cash distributions paid in the amount of $54,767 and $0 in shares issued pursuant to the DRP.
Class T
On January 2, 2019, the Company paid distributions of $659,453, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $287,729 and $371,723 in shares issued pursuant to the DRP.
On February 1, 2019, the Company paid distributions of $590,710, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $258,149 and $332,562 in shares issued pursuant to the DRP.
On March 1, 2019, the Company paid distributions of $535,334, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019 and consisted of cash distributions paid in the amount of $535,334 and $0 in shares issued pursuant to the DRP.
Advisory Agreement Renewal
On February 1, 2019, the Company entered into Amendment No. 3 to the Advisory Agreement, which became effective on February 5, 2019, to renew the term of the Advisory Agreement for an additional one year term ending February 5, 2020.

STEADFAST APARTMENT REIT III, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2018

				Initial Cost of Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total(3)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carriage House Apartment Homes	Gurnee, IL	100%	$5,660,454	$892,666	$6,632,334	$7,525,000	$913,836	$892,666	$7,003,588	$7,896,254	$(856,007)	1970	5/19/2016
Bristol Village Apartments	Aurora, CO	100%	34,883,417	4,234,471	43,165,529	47,400,000	1,341,099	4,234,471	43,595,893	47,830,364	(3,508,924)	2003	11/17/2016
Canyon Resort at Great Hills Apartments	Austin, TX	100%	31,568,495	6,892,366	37,607,634	44,500,000	834,399	6,892,366	37,452,927	44,345,293	(2,901,640)	1997	12/29/2016
Reflections on Sweetwater Apartments	Lawrenceville, GA	100%	22,822,158	5,041,375	28,246,962	33,288,337	1,894,066	5,041,375	29,265,827	34,307,202	(2,343,277)	1996	1/12/2017
The Pointe at Vista Ridge	Lewisville, TX	100%	28,964,451	4,610,773	40,577,450	45,188,223	1,451,446	4,610,773	41,114,886	45,725,659	(2,702,958)	2003	5/25/2017
Belmar Villas	Lakewood, CO	100%	46,892,398	7,105,266	57,397,989	64,503,255	1,966,462	7,105,266	58,170,169	65,275,435	(3,451,754)	1974	7/21/2017
Ansley at Princeton Lakes	Atlanta, GA	100%	32,204,192	3,067,897	41,526,190	44,594,087	202,205	3,067,897	40,616,624	43,684,521	(2,051,058)	2009	8/31/2017
Sugar Mill Apartments	Lawrenceville, GA	100%	24,636,684	5,706,010	30,599,482	36,305,492	718,723	5,706,010	30,527,940	36,233,950	(1,247,293)	1997	12/7/2017
Avery Point Apartments	Indianapolis, IN	100%	31,060,671	4,509,073	41,320,763	45,829,836	892,112	4,509,073	41,095,115	45,604,188	(1,754,853)	1986	12/15/2017
Cottage Trails at Culpepper Landing	Chesapeake, VA	100%	21,394,001	3,848,274	27,270,425	31,118,698	123,703	3,848,274	26,937,695	30,785,969	(569,248)	2012/2015	5/31/2018

			$280,086,921	$45,908,171	$354,344,758	$400,252,928	$10,338,051	$45,908,171	$355,780,664	$401,688,835	$(21,387,012)
______________
(1) Encumbrances are net of deferred financing costs associated with the loans for each individual property listed above.
(2) Building and improvements include tenant origination and absorption costs.
(3) The aggregate cost of real estate for federal income tax purposes was $413.0 million (unaudited) as of December 31, 2018.

STEADFAST APARTMENT REIT III, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2018

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

Real Estate:	2018	2017	2016
Balance at the beginning of the year	$369,910,485	$99,572,735	$—
Acquisitions	31,118,698	269,709,230	99,425,000
Improvements	5,672,239	4,317,573	348,238
Write-off of fully depreciated and amortized assets	(5,012,587)	(3,689,053)	(200,503)
Balance at the end of the year	$401,688,835	$369,910,485	$99,572,735

Accumulated depreciation:
Balance at the beginning of the year	$9,425,010	$625,232	$—
Depreciation expense	16,659,117	12,488,831	825,735
Write-off of fully depreciated and amortized assets	(4,697,115)	(3,689,053)	(200,503)
Balance at the end of the year	$21,387,012	$9,425,010	$625,232

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 15, 2019.

Steadfast Apartment REIT III, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(Principal Executive Officer)	March 15, 2019

/s/ Kevin J. Keating	Chief Financial Officer and Treasurer	March 15, 2019
Kevin J. Keating	(Principal Financial Officer and Accounting Officer)

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 15, 2019

/s/ Stephen R. Bowie	Director
Stephen R. Bowie		March 15, 2019

/s/ Ned W. Brines	Director
Ned W. Brines		March 15, 2019

/s/ Janice M. Munemitsu	Director
Janice M. Munemitsu		March 15, 2019