Form 10-Q
period 2019-03-31
Steadfast Apartment REIT III, Inc.
filed 2019-05-10
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 3, 2019, there were 3,486,677 shares of the Registrant’s Class A common stock issued and outstanding, 475,208 shares of the Registrant’s Class R common stock issued and outstanding and 4,641,878 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$45,908,171	$45,908,171
Building and improvements	356,876,800	355,780,664
Total real estate, cost	402,784,971	401,688,835
Less accumulated depreciation and amortization	(25,156,665)	(21,387,012)
Total real estate, net	377,628,306	380,301,823
Cash and cash equivalents	27,688,608	35,628,660
Restricted cash	2,879,681	3,729,649
Rents and other receivables	477,723	515,569
Other assets	578,691	906,700
Total assets	$409,253,009	$421,082,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$6,693,361	$7,520,803
Mortgage notes payable, net	280,145,499	280,086,921
Distributions payable	1,100,033	1,169,815
Due to affiliates	727,371	4,898,804
Total liabilities	288,666,264	293,676,343
Commitments and contingencies (Note 9)
Redeemable common stock	4,881,866	6,570,093
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,506,298 and 3,516,990 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	35,064	35,171
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 475,921 and 474,076 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,760	4,742
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 4,651,563 and 4,620,317 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	46,517	46,204
Additional paid-in capital	172,905,912	170,763,927
Cumulative distributions and net losses	(57,287,374)	(50,014,079)
Total stockholders’ equity	115,704,879	120,835,965
Total liabilities and stockholders’ equity	$409,253,009	$421,082,401

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$9,769,719	$8,771,594
Other income	180,712	60,582
Total revenues	9,950,431	8,832,176
Expenses:
Operating, maintenance and management	2,476,041	2,323,918
Real estate taxes and insurance	1,504,899	1,403,354
Fees to affiliates	1,593,499	1,345,840
Depreciation and amortization	3,769,873	4,703,625
Interest expense	3,498,528	2,225,371
General and administrative expenses	1,187,099	754,902
Total expenses	14,029,939	12,757,010
Net loss	$(4,079,508)	$(3,924,834)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,658,116)	$(1,690,784)
Net loss per Class A common share — basic and diluted	$(0.47)	$(0.53)
Weighted average number of Class A common shares outstanding — basic and diluted	3,507,408	2,983,166

Net loss attributable to Class R common stockholders — basic and diluted	$(224,842)	$(188,592)
Net loss per Class R common share — basic and diluted	$(0.47)	$(0.55)
Weighted average number of Class R common shares outstanding — basic and diluted	475,607	332,745

Net loss attributable to Class T common stockholders — basic and diluted	$(2,196,551)	$(2,045,458)
Net loss per Class T common share — basic and diluted	$(0.47)	$(0.60)
Weighted average number of Class T common shares outstanding — basic and diluted	4,646,358	3,608,942

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	3,516,990	$35,171	474,076	$4,742	4,620,317	$46,204	$170,763,927	$(50,014,079)	$120,835,965
Issuance of common stock	15,487	155	1,845	18	31,246	313	1,094,470	—	1,094,956
Transfers from redeemable common stock	—	—	—	—	—	—	1,624,476	—	1,624,476
Repurchase of common stock	(26,179)	(262)	—	—	—	—	(595,561)	—	(595,823)
Distributions declared	—	—	—	—	—	—	—	(3,193,787)	(3,193,787)
Amortization of stock-based compensation	—	—	—	—	—	—	18,600	—	18,600
Net loss	—	—	—	—	—	—	—	(4,079,508)	(4,079,508)
BALANCE, March 31, 2019	3,506,298	$35,064	475,921	$4,760	4,651,563	$46,517	$172,905,912	$(57,287,374)	$115,704,879

STEADFAST APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	2,887,731	$28,878	309,518	$3,096	3,369,991	$33,700	$131,822,585	$(23,683,752)	$108,204,507
Issuance of common stock	200,163	2,003	51,212	512	470,542	4,706	17,288,961	—	17,296,182
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(1,323,430)	—	(1,323,430)
Transfers to redeemable common stock	—	—	—	—	—	—	(732,807)	—	(732,807)
Repurchase of common stock	(3,044)	(30)	—	—	—	—	(71,050)	—	(71,080)
Other offering costs to affiliates	—	—	—	—	—	—	(1,108,621)	—	(1,108,621)
Distributions declared	—	—	—	—	—	—	—	(2,325,053)	(2,325,053)
Amortization of stock-based compensation	—	—	—	—	—	—	13,911	—	13,911
Net loss	—	—	—	—	—	—	—	(3,924,834)	(3,924,834)
BALANCE, March 31, 2018	3,084,850	$30,851	360,730	$3,608	3,840,533	$38,406	$145,889,549	$(29,933,639)	$116,028,775

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,079,508)	$(3,924,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,769,873	4,703,625
Amortization of deferred financing costs	58,578	55,614
Amortization of stock-based compensation	18,600	13,911
Amortization of stock-based annual compensation	—	6,875
Change in fair value of interest rate cap agreements	289,592	(379,314)
Changes in operating assets and liabilities:
Rents and other receivables	(37,154)	(169,866)
Other assets	82,823	12,900
Accounts payable and accrued liabilities	(740,206)	(246,072)
Due to affiliates	(478,741)	(1,456,388)
Net cash used in operating activities	(1,116,143)	(1,383,549)
Cash Flows from Investing Activities:
Additions to real estate investments	(1,303,625)	(932,928)
Proceeds from insurance claim recoveries	75,000	—
Net cash used in investing activities	(1,228,625)	(932,928)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock	—	4,326,986
Proceeds from issuance of Class R common stock	—	1,058,438
Proceeds from issuance of Class T common stock	—	10,565,291
Payments of commissions on sale of common stock and related dealer manager fees	—	(1,339,540)
Reimbursement of other offering costs to affiliates	(3,680,816)	(1,112,536)
Distributions to common stockholders	(2,168,613)	(1,165,331)
Repurchase of common stock	(595,823)	(71,080)
Net cash (used in) provided by financing activities	(6,445,252)	12,262,228
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,790,020)	9,945,751
Cash, cash equivalents and restricted cash, beginning of period	39,358,309	19,878,953
Cash, cash equivalents and restricted cash, end of period	$30,568,289	$29,824,704

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,131,039	$2,322,410
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$1,100,033	$830,437
Amounts payable to affiliates for other offering costs	$—	$401,857
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,094,956	$1,075,644
Redeemable common stock	$4,881,866	$3,350,539
Stock-based annual compensation and meeting fees	$—	$6,875
Redemptions payable	$659,574	$373,409
Accounts payable and accrued liabilities from additions to real estate investments	$72,468	$151,560
Due to affiliates from additions to real estate investments	$11,099	$32,067
Due to affiliates from distribution and shareholder servicing fee	$—	$2,922,028
Operating lease right-of-use assets, net	$43,395	$—
Operating lease liabilities, net	$44,626	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company owns and operates a portfolio of multifamily properties located in targeted markets throughout the United States. As of March 31, 2019, the Company owned ten multifamily properties comprising a total of 2,775 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On February 5, 2016, the Company commenced its initial public offering to offer a maximum of $1,300,000,000 in shares of common stock for sale to the public in the primary offering (the “Primary Offering”). The Company initially offered Class A shares and Class T shares in the Public Offering at an initial price of $25.00 for each Class A share ($500,000,000 in Class A shares) and $23.81 for each Class T share ($500,000,000 in Class T shares), with discounts available for certain categories of purchasers. The Company also registered up to $300,000,000 in shares pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $23.75 for each Class A share and $22.62 for each Class T share.
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
As of August 31, 2018, the date the Company terminated its Primary Offering, it had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in the Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. The Company terminated the DRP on February 5, 2019. As of March 31, 2019, the Company had sold 3,528,797 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,978 shares of Class T common stock in the Public Offering for gross proceeds of $86,834,672, $10,788,788 and $110,559,106, respectively, and $208,182,566 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $3,691,826, $306,640 and $5,150,991, respectively.
On October 9, 2018, the Company’s board of directors determined an estimated value per share for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54, effective November 1, 2018.
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
March 31, 2019
(unaudited)

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
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into an Amended and Restated Agreement of Limited Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepted subscriptions for shares of its common stock in the Public Offering, the Company transferred substantially all of the net offering proceeds from its Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, other than Accounting Standards Update (“ASU”) 2016-02 and the Securities and Exchange Commission’s (the “SEC”) Disclosure Update and Simplification rule (Release 33-10532), as further described and defined below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$87,864	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$377,456	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2019 and December 31, 2018, the fair value of the mortgage notes payable, net was $283,293,095 and $279,945,659, respectively, compared to the carrying value of $280,145,499 and $280,086,921, respectively.
Distribution Policy
The Company elected to be taxed as, and qualifies as, a REIT commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors declared a distribution to the holders of Class A shares and Class T shares, which began to accrue on May 19, 2016. The Company’s board of directors also declared a distribution to the holders of Class R shares, which began to accrue on August 2, 2016.
Distributions declared during the period from January 1, 2018 to March 31, 2018, were based on daily record dates and calculated at a rate of $0.004110 per Class A share per day, $0.00394521 per Class R share per day, subject to an annual distribution and shareholder servicing fee of 0.27%, and in some cases $0.00369863 per Class R share per day, subject to an annual distribution and shareholder servicing fee of 0.67%, and $0.003376 per Class T share per day, subject to an annual

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

distribution and shareholder servicing fee of 1.125%, and, in some cases $0.003457 per Class T share per day, subject to an annual distribution and shareholder servicing fee of 1.0%. Distributions declared during the period from January 1, 2019 to March 31, 2019, were based on daily record dates and calculated at a rate of $0.004110 per Class A share, Class R share and Class T share per day. Each day during the period from May 19, 2016, to March 31, 2019, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to March 31, 2019, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2019, the Company declared distributions totaling $0.370 per Class A share of common stock, Class R share of common stock and Class T share of common stock. During the three months ended March 31, 2018, the Company declared distributions totaling $0.370 per Class A share of common stock, $0.352 per Class R share of common stock and $0.306 per Class T share of common stock.
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
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding but does have multiple classes of common stock, which at times had different dividend rates, and an unvested portion of restricted Class A common stock. Earnings attributable to the unvested restricted Class A common stock are deducted from earnings in the computation of per share amounts where applicable.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one line item, “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified prior period’s lease and non-lease income consistently with the current year.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in the Company’s consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

Three Months Ended March 31, 2018
Rental income (presentation prior to January 1, 2019)	$7,810,148
Tenant reimbursements(1) (presentation prior to January 1, 2019)	961,446
Rental income (presentation effective January 1, 2019)	$8,771,594
_______________

(1)    Tenant reimbursements include reimbursements for recoverable costs.
Recent Accounting Pronouncements
In February 2016, the FASB established ASC Topic 842 , Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach and was effective in the first quarter of 2019 and allowed for early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $18,629 and an operating lease liability, net, of $18,629.
As it relates to the Company as lessor, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because under ASC 842, lessors continue to account for leases using an approach that is substantially equivalent to historical guidance for sales-type leases, direct financing leases, and operating leases. The Company elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, on January 1, 2019, the Company began presenting all rentals and reimbursements from tenants as a single line item rental income within the consolidated statements of operations. As of January 1, 2019, the Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases, including the reclassification of tenant reimbursements, previously disclosed as part of tenant reimbursements and other, to rental income, in the consolidated statements of operations.
Under ASC 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income could result in direct adjustments of rental income and tenant receivables. The Company did not experience a material impact on its rental income and tenant receivables as of the adoption date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The Company’s rental income consists of fixed rental payments from tenants under operating leases and is recognized on a straight-line basis over the respective operating lease terms. The Company recognizes minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancelable term of the related lease. The Company’s rental income that relates to variable lease payments consists of tenant reimbursements and includes reimbursements for recoverable costs, which are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse the Company arises.
The Company recognized $9,769,718 of rental income related to operating lease payments of which $990,686 was for variable lease payments for the three months ended March 31, 2019. For the three months ended March 31, 2019, rental income relating to variable lease payments not included in the measurement of lease receivables was $992,336.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The issuance of ASU 2018-13 is part of a disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Achieving the objective of improving the effectiveness of the notes to financial statements includes: (1) the development of a framework that promotes consistent decisions by the FASB board about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 removed certain disclosure requirements under Topic 820 such as the disclosure requirements of the valuation process for level 3 fair value measurements and modified and added certain of the disclosure requirements in Topic 820. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allows the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company has adopted this guidance in the three months ended March 31, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3.          Real Estate
As of March 31, 2019, the Company owned ten multifamily properties comprised of a total of 2,775 apartment homes. The total acquisition price of the Company’s real estate portfolio was $400,252,928. As of March 31, 2019 and December 31, 2018, the Company’s portfolio was approximately 93.2% and 92.4% occupied and the average monthly rent was $1,148 and $1,136, respectively.
As of March 31, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	March 31, 2019
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$45,908,171	$356,876,800	$402,784,971
Less: Accumulated depreciation and amortization	—	(25,156,665)	(25,156,665)
Net investments in real estate and related lease intangibles	$45,908,171	$331,720,135	$377,628,306

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$45,908,171	$355,780,664	$401,688,835
Less: Accumulated depreciation and amortization	—	(21,387,012)	(21,387,012)
Net investments in real estate and related lease intangibles	$45,908,171	$334,393,652	$380,301,823
Depreciation and amortization expense was $3,769,873 and $4,703,625 for the three months ended March 31, 2019 and 2018, respectively.
Depreciation of the Company’s buildings and improvements was $3,769,653 and $3,256,582 for the three months ended March 31, 2019 and 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Amortization of the Company’s tenant origination and absorption costs was $0 and $1,447,043 for the three months ended March 31, 2019 and 2018, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2018, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of March 31, 2019, the Company’s real estate portfolio comprised 2,775 apartment homes and was approximately 95.7% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,079,885 and $1,015,187 as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of March 31, 2019 and December 31, 2018, other assets consisted of:

	March 31, 2019	December 31, 2018
Prepaid expenses	$176,858	$262,850
Operating lease right-of-use assets, net	47,575	—
Interest rate cap agreements	87,864	377,456
Deposits	266,394	266,394
Other assets	$578,691	$906,700

Amortization of the Company’s operating lease initial direct costs was $220 and $0 for the three months ended March 31, 2019 and 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2019 and December 31, 2018.

	March 31, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.83%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.47%	281,566,000
Deferred financing costs, net(2)						(1,420,501)
Mortgage notes payable, net						$280,145,499

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.86%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.49%	281,566,000
Deferred financing costs, net(2)						(1,479,079)
Mortgage notes payable, net						$280,086,921
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of March 31, 2019 and December 31, 2018, was $419,586 and $361,008, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$281,566,000	$53,989	$374,945	$1,835,900	$3,552,437	$4,313,179	$271,435,550
_________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of March 31, 2019, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2019, the Company incurred interest expense of $3,498,528. Interest expense for the three months ended March 31, 2019, includes amortization of deferred financing costs of $58,578, net unrealized losses from the change in fair value of interest rate cap agreements of $289,592 and proceeds from interest rate cap agreements of $1,329.
For the three months ended March 31, 2018, the Company incurred interest expense of $2,225,371. Interest expense for the three months ended March 31, 2018, includes amortization of deferred financing costs of $55,614 and net unrealized gains from the change in fair value of interest rate cap agreements of $379,314.
Interest expense of $1,083,967 and $1,064,648 was payable as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The following table reflects information regarding shares of common stock sold in the Public Offering from inception through March 31, 2019:

	March 31, 2019
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	3,371,785	465,907	4,427,053	8,264,745
Shares of common stock issued - DRP	157,012	13,622	227,925	398,559
Total shares of common stock issued - Public Offering	3,528,797	479,529	4,654,978	8,663,304
Gross offering proceeds - Primary Offering	$83,142,846	$10,482,148	$105,408,115	$199,033,109
Gross offering proceeds - DRP	3,691,826	306,640	5,150,991	9,149,457
Total offering proceeds - Public Offering	$86,834,672	$10,788,788	$110,559,106	$208,182,566
Offering costs, before distribution and shareholder servicing fees				(27,624,273)
Offering proceeds, net of offering costs				$180,558,293
For the three months ended March 31, 2019 and 2018, the Company issued 0 and 275 shares of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation and compensation for attending meetings of the Company’s board of directors. See Note 8 (Incentive Award Plan and Independent Director Compensation) for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $0 and $6,875 for the three months ended March 31, 2019 and 2018, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
On August 9, 2018, the Company granted 1,000 shares of restricted Class A common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $25.00 per share in connection with their re-election to the board of directors at the Company’s 2018 annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments, beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the shares of restricted common stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the three months ended March 31, 2019, and year ended December 31, 2018, for the restricted common stock issued to the Company’s independent directors pursuant to the independent directors’ compensation plan is as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Nonvested shares at the beginning of the period	5,250	5,250
Granted shares	—	3,000
Vested shares	—	(3,000)
Nonvested shares at the end of the period	5,250	5,250
Included in general and administrative expenses is $18,600 and $13,911 for the three months ended March 31, 2019 and 2018, respectively, for compensation expense related to the issuance of restricted common stock. As of March 31, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $74,405. The weighted average remaining term of the restricted common stock was 0.86 years as of March 31, 2019. As of March 31, 2019, no shares of restricted common stock issued to the independent directors had been forfeited.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors had approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A, Class R and Class T share of common stock under the DRP was initially $23.75, $22.50 and $22.62, respectively. On October 9, 2018, the Company’s board of directors determined a price per Class A, Class R and Class T share of common stock for the DRP of $22.54, effective November 1, 2018. The Company’s board of directors elected to suspend the DRP with respect to distributions that accrue after February 1, 2019. As a result, all distributions that accrued beginning in February 2019 were paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.
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
March 31, 2019
(unaudited)

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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three months ended March 31, 2019, the Company received requests for the repurchase of 30,020 shares, which included 19,621 shares of Class A common stock, 713 shares of Class R common stock, and 9,686 shares of Class T common stock with a total repurchase value of $659,574. The Company repurchased 26,177 Class A shares for $595,823 during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company received requests for the repurchase of 16,378 shares, which included 11,496 shares of Class A common stock, 3,574 shares of Class R common stock and 1,308 shares of Class T common stock with a total repurchase value of $373,409.
The Company is not obligated to repurchase shares of its common stock under the share repurchase program. The share repurchase program limits the number of shares to be repurchased in any calendar year to the lesser of (1) 5% of the weighted

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase program.
As of March 31, 2019, the Company had outstanding and unfulfilled repurchase requests of 19,621 shares of Class A common stock, 713 shares of Class R common stock and 9,686 shares of Class T common stock and recorded $659,574 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests. The Company repurchased the outstanding repurchase requests of $595,821 as of December 31, 2018, on January 31, 2019. The Company repurchased the outstanding repurchase requests of $659,574 as of March 31, 2019, on May 1, 2019.
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
For the three months ended March 31, 2019, the Company reclassified $1,624,476, net of $595,823 of fulfilled repurchase requests pursuant to the share repurchase program from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets. Pursuant to the share repurchase program, for the three months ended March 31, 2018, the Company reclassified $732,807, net of $71,080 of fulfilled repurchase requests from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the first fiscal quarters of 2019 and 2018:

	For the Three Months Ended March 31,
	2019(1)	2018(1)
Daily Distribution per Class A share(2)	$0.004110	$0.004110
Daily Distribution per Class R share(2)(3)	$0.004110	$0.00394521
Daily Distribution per Class T share(2)(4)	$0.004110	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%
Per Class R share	6.67%	6.40%
Per Class T share	6.30%	5.17%
_________________

(1)
The Company’s board of directors approved a cash distribution that accrued at the above rates per day for each share of the Company’s Class A common stock, Class R common stock and Class T common stock, which if paid each day over a 365-day period, is equivalent to the per share annualized rates reflected above based on a purchase price of $25.00 per share of Class A common stock, $22.50 per share of Class R common stock and $23.81 per share of Class T common stock.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	7,715	909	14,754	23,378
DRP distributions declared (value)	$173,894	$20,497	$332,562	$526,953
Cash distributions declared	1,125,267	155,423	1,386,144	2,666,834
Total distributions declared	$1,299,161	$175,920	$1,718,706	$3,193,787

DRP distributions paid (in shares)	15,487	1,845	31,246	48,578
DRP distributions paid (value)	$349,083	$41,587	$704,286	$1,094,956
Cash distributions paid	951,381	136,019	1,081,213	2,168,613
Total distributions paid	$1,300,464	$177,606	$1,785,499	$3,263,569

	Three Months Ended March 31, 2018
	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	18,672	1,665	28,049	48,386
DRP distributions declared (value)	$443,475	$37,464	$634,471	$1,115,410
Cash distributions declared	661,292	80,128	468,224	1,209,644
Total distributions declared	$1,104,767	$117,592	$1,102,695	$2,325,054

DRP distributions paid (in shares)	18,320	1,558	26,767	46,645
DRP distributions paid (value)	$435,090	$35,048	$605,506	$1,075,644
Cash distributions paid	643,874	76,267	445,190	1,165,331
Total distributions paid	$1,078,964	$111,315	$1,050,696	$2,240,975
As of March 31, 2019, $1,100,033 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $446,736, $60,636 and $592,661 of Class A common stock, Class R common stock and Class T common stock, respectively, all of which were payable in cash.
As of December 31, 2018, $1,169,815 of distributions declared were payable and included in distributions payable in the accompanying consolidated balance sheets, which included $448,039, $62,322 and $659,454 of Class A common stock, Class R common stock and Class T common stock, respectively, of which $175,189, $21,090 and $371,724, or 7,772, 936 and 16,492 shares of Class A common stock, Class R common stock and Class T common stock, are attributable to the DRP, respectively.
As reflected in the table above, for the three months ended March 31, 2019, the Company paid total distributions of $3,263,569, which related to distributions declared for each day in the period from December 1, 2018 through February 28, 2019.
For the three months ended March 31, 2018, the Company paid total distributions of $2,240,975, which related to distributions declared for each day in the period from December 1, 2017 through February 28, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three months ended March 31, 2019 and 2018, and amounts outstanding to the Advisor and its affiliates as of March 31, 2019 and December 31, 2018, are as follows:

	Incurred (Earned) For the
	Three Months Ended March 31,		Payable (Prepaid) as of
	2019	2018	March 31, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,101,150	$991,560	$6,545	$711,025
Property management:
Fees(1)	324,732	266,607	135,295	180,208
Reimbursement of onsite personnel(2)	941,617	764,221	232,703	187,936
Reimbursement of other(1)	167,617	87,673	9,595	11,173
Reimbursement of property operations(2)	7,051	8,608	—	—
Reimbursement of property G&A(3)	3,384	4,330	—	—
Other operating expenses(3)	353,957	315,140	332,134	105,491
Rental revenue(4)	(5,140)	—	—	—
Property insurance(5)	124,246	31,950	(43,638)	(40,276)
Insurance proceeds(6)	—	—	—	(75,000)
Consolidated Balance Sheets:
Assets
Capitalized
Acquisition expenses(7)	—	(280)	—	—
Construction management:
Fees(8)	32,946	27,690	3,936	5,256
Reimbursements of labor costs(8)	61,062	92,659	7,163	16,899
Capital expenditures(8)	—	21,538	—	—
Additional paid-in capital
Other offering costs reimbursement	—	1,108,621	—	3,680,816
Selling commissions:
Class A	—	306,335	—	—
Class T	—	316,990	—	—
Dealer manager fees:
Class A	—	136,473	—	—
Class T	—	264,156	—	—
Distribution and shareholder servicing fee:
Class R(9)	—	1,877	—	—
Class T(9)	—	297,599	—	—
	$3,112,622	$5,043,747	$683,733	$4,783,528

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

(6)	Included in other income in the accompanying consolidated statements of operations.

(7)	Included in total real estate, cost in the accompanying consolidated balance sheets.

(8)	Included in building and improvements in the accompanying consolidated balance sheets.

(9)	Included in additional paid-in capital as commissions on sales of common stock and related dealer manager fees to affiliates in the accompanying consolidated statements of stockholders’ equity.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow holder and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) incurred by the Company exceed 15% of the gross proceeds raised in the Primary Offering. Total organization and offering expenses incurred by the Company did not exceed 15% of the gross offering proceeds raised in the Primary Offering.
The Company also reimbursed costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Primary Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”) for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

repurchase program. From the commencement of the Public Offering through March 31, 2019 and December 31, 2018, the Advisor had incurred on the Company’s behalf $1,127,576 and $1,127,576, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2019, is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$199,033,109	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$29,854,966	15.00%

O&O expenses recorded:
Sales commissions	$7,980,090	4.01%
Broker Dealer fees(1)	5,061,337	2.54%
Distribution and shareholder servicing fees(2)	1,334,800	0.67%
Offering cost reimbursements	14,582,846	7.33%
Organizational costs reimbursements	26,980	0.01%
Total O&O cost reimbursements recorded by the Company	$28,986,053	14.56%
_____________________

(1)	Includes $1,903,127 of marketing reallowance paid to participating broker dealers.

(2)
Includes the distribution and shareholder servicing fees paid from inception through March 31, 2019, for Class R shares of 0.27% and 0.67% and Class T shares up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees were paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through March 31, 2019, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, were deferred and charged to stockholders’ equity. All such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds except for the distribution and shareholder servicing fees, which were paid from sources other than Public Offering proceeds. For the three months ended March 31, 2019 and 2018, the Advisor incurred $0 and $2,286,007 of offering costs related to the Public Offering, respectively. The Advisor incurred total offering costs related to the Public Offering of $25,485,548 from inception through March 31, 2019, of which $7,610,035 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $0 and $3,680,816 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The deferred offering costs of $7,610,035 are not included in the consolidated financial statements of the Company because these costs were not a Company liability as they exceeded the 15% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of the cost of the investment which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2019, ranged from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

In addition to the property management fee, the Property Management Agreements also specify certain other reimbursements payable to the Property Manager or its affiliates, including reimbursements for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation, including advisor fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property). As of March 31, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2019, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2019.
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
Distribution and Shareholder Servicing Fees
The Company paid the Dealer Manager up to (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrued daily and paid monthly in arrears. The Company amended its Charter on August 8, 2017, to authorize and pay different distributions to different holders of Class T and/or Class R shares. Prior to amending the Charter to allow for distributions at different rates on the same class of shares, of the 0.67% distribution and shareholder servicing fee payable with respect to sales of Class R shares by registered investment advisors that participate on an alternative investment platform, 0.27% was paid from the current distribution and shareholder servicing fee on Class R shares, which was payable out of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

amounts that otherwise would have been distributed to holders of Class R shares, and 0.40% was an additional expense of the Company.
Effective October 1, 2018, the Company ceased paying the distribution and shareholder servicing fee because total underwriting compensation had reached 10% of the total gross investment amount in the Primary Offering.
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
March 31, 2019
(unaudited)

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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors received 2,000 shares of restricted Class A common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she would receive 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted common stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
The Company recorded stock-based compensation expense of $18,600 and $13,911 for the three months ended March 31, 2019 and 2018, related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $73,750 and $63,250 for the three months ended March 31, 2019 and 2018, respectively, related to the independent directors’ annual compensation and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2019 and December 31, 2018, $73,750 and $251,750 is included in accounts payable and accrued liabilities in the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2019 and December 31, 2018:

March 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.49%	2.59%	$87,864

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.52%	2.59%	$377,456

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2019 and 2018, resulted in an unrealized loss (gain) of $289,592 and $(379,314), respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2019 and 2018, the Company did not acquire interest rate cap agreements. The fair value of the interest rate cap agreements of $87,864 and $377,456 as of March 31, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
Class A
On April 1, 2019, the Company paid distributions of $446,737, which related to distributions declared for each day in the period from March 1, 2019 through March 31, 2019. All such distributions were paid in cash.
On May 1, 2019, the Company paid distributions of $432,326, which related to distributions declared for each day in the period from April 1, 2019 through April 30, 2019. All such distributions were paid in cash.
Class R
On April 1, 2019, the Company paid distributions of $60,636, which related to distributions declared for each day in the period from March 1, 2019 through March 31, 2019. All such distributions were paid in cash.
On May 1, 2019, the Company paid distributions of $58,679, which related to distributions declared for each day in the period from April 1, 2019 through April 30, 2019. All such distributions were paid in cash.
Class T
On April 1, 2019, the Company paid distributions of $592,660, which related to distributions declared for each day in the period from March 1, 2019 through March 31, 2019. All such distributions were paid in cash.
On May 1, 2019, the Company paid distributions of $573,541, which related to distributions declared for each day in the period from April 1, 2019 through April 30, 2019. All such distributions were paid in cash.

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
Forward-Looking Statements
Certain statements of Steadfast Apartment REIT III, Inc. included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this quarterly report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we

PART I — FINANCIAL INFORMATION (continued)

undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019.
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. We own and manage a portfolio of multifamily properties located in targeted markets throughout the United States. As of March 31, 2019, we owned ten multifamily properties comprised of 2,775 apartment homes.
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
As of August 31, 2018, the date we terminated our Primary Offering, we had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of March 31, 2019, we had sold 3,528,797 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,978 shares of Class T common stock in our Public Offering for gross proceeds of $86,834,672, $10,788,788 and $110,559,106, respectively, and $208,182,566 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $3,691,826, $306,640 and $5,150,991, respectively.
On October 9, 2018, our board of directors determined an estimated value per share for each of our Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the DRP for each of our Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018. The DRP was suspended with respect to distributions that accrue after February 1, 2019. Our board of directors may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this would happen.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of March 31, 2019, we owned the ten multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,661,996	87.9%	86.8%	$839	$818
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,888,171	93.6%	91.9%	1,397	1,374
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,573,519	96.0%	94.3%	1,297	1,313
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	22,828,460	94.2%	93.4%	1,113	1,071
5	The Pointe at Vista Ridge	Lewisville, TX	5/25/2017	300	45,188,223	28,969,216	92.0%	92.6%	1,234	1,228
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,903,410	93.7%	90.0%	1,358	1,329
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,209,417	92.1%	91.4%	1,173	1,146
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,644,217	92.5%	94.6%	1,167	1,139
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,068,135	94.8%	94.2%	802	809
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	31,118,698	21,398,958	89.8%	90.6%	1,289	1,338
				2,775	$400,252,928	$280,145,499	93.2%	92.4%	$1,148	$1,136
______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At March 31, 2019, our portfolio was approximately 95.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 (Summary of Significant Accounting Policies) to our unaudited consolidated financial statements in this Quarterly Report in the discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions, the dealer manager fee and the distribution and shareholder servicing fee) paid by us in connection with our Public Offering, including legal, accounting, tax,

PART I — FINANCIAL INFORMATION (continued)

printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our Company, data processing fees, advertising and sales literature costs, transfer agent costs, information technology costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of our Public Offering, the Advisor was required to reimburse us to the extent total organization and offering expenses (including sales commissions, dealer manager fees and the distribution and shareholder servicing fees) incurred by us exceeded 15% of the gross proceeds raised in our Primary Offering. Through the termination of the Primary Offering, total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering.
To the extent we did not pay the full sales commissions or dealer manager fee for shares sold in our Public Offering, we also reimbursed costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our Primary Offering, as required by the rules of the FINRA.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the three months ended March 31, 2019 and 2018, refer to Note 6 (Stockholders’ Equity) to our unaudited consolidated financial statements included in this quarterly report.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the fiscal quarter ended March 31, 2019, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow from Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2019	$3,193,787	$0.370	$0.370	$0.370	$2,168,613	$1,094,956	$3,263,569	$—	$3,263,569	$(1,116,143)
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2019, we paid aggregate distributions of $3,263,569, including $2,168,613 of distributions paid in cash and 48,578 shares of our common stock issued pursuant to our DRP for $1,094,956. For the three months ended March 31, 2019, our net loss was $4,079,508, we had negative funds from operations, or FFO, of $309,855 and net cash used in operations of $1,116,143. For the three months ended March 31, 2019, we funded all distributions paid, including shares issued pursuant to our DRP, with proceeds from our Public Offering. Since inception, of the $20,068,425 in total distributions paid through March 31, 2019, including shares issued pursuant to our DRP, $18,729,113, or 93% were funded from offering proceeds and $1,339,312, or 7% were funded from cash flows from operations. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At March 31, 2019, our debt was approximately 64% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $27,688,608 as of March 31, 2019;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	cash from operations.
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

PART I — FINANCIAL INFORMATION (continued)

Cash Flows Used in Operating Activities
 As of March 31, 2019, we owned ten multifamily properties. During the three months ended March 31, 2019, net cash used in operating activities was $1,116,143 compared to $1,383,549 for the three months ended March 31, 2018. The change in net cash used in operating activities is primarily due to changes in accounts payable and accrued liabilities and due to affiliates, compared to the three months ended March 31, 2018. We expect to generate cash flows from operations as we stabilize the operations of our property portfolio.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2019, net cash used in investing activities was $1,228,625 compared to $932,928 during the three months ended March 31, 2018. The increase in net cash used in investing activities was primarily the result of an increase in additions to real estate investments during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Net cash used in investing activities during the three months ended March 31, 2019 consisted of the following:

•	$1,303,625 of cash used for improvements to real estate investments; and

•	$75,000 of cash provided by insurance claim recoveries.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $6,445,252 compared to net cash provided by financing activities of $12,262,228 during the three months ended March 31, 2018. The change in net cash used in financing activities during the three months ended March 31, 2019, was primarily due to a decrease in net proceeds from our Public Offering, which ended on August 31, 2018. Net cash used in financing activities during the three months ended March 31, 2019, consisted of the following:

•	$3,680,816 of cash used for the reimbursement of other offering costs to our Advisor and its affiliates;

•	$2,168,613 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,094,956; and

•	$595,823 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. At March 31, 2019, our debt was approximately 64% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property is determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we use our capital resources to make certain payments to the Advisor and the Dealer Manager. During our organization and offering stage, these payments included payments to the Dealer Manager for selling commissions, dealer manager fees and distribution and shareholder servicing fees and payments to the Dealer Manager and the Advisor for reimbursement of certain organization and other offering expenses. Through the termination of the Public Offering total organization and offering expenses incurred by us did not exceed 15% of the gross offering proceeds raised in the Primary Offering. During our acquisition and development stage, we make payments to the Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by the Advisor in providing services to us.

PART I — FINANCIAL INFORMATION (continued)

As of March 31, 2019, we had indebtedness totaling $280,145,499, comprised of an aggregate principal amount of $281,566,000, and net deferred financing costs of $1,420,501. The following is a summary of our contractual obligations as of March 31, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$91,799,919	$9,620,108	$25,517,491	$25,044,327	$31,617,993
Principal payments on outstanding debt obligations(2)	281,566,000	53,989	2,210,845	7,865,616	271,435,550
Total	$373,365,919	$9,674,097	$27,728,336	$32,909,943	$303,053,543
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2019. We incurred interest expense of $3,498,528 during the three months ended March 31, 2019, including amortization of deferred financing costs totaling $58,578 and net unrealized losses from the change in fair value of interest rate cap agreements of $289,592.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of March 31, 2019, and December 31, 2018, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2019 and 2018. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment, Carriage House Apartment Homes. We owned nine multifamily properties as of March 31, 2018, and ten multifamily properties as of March 31, 2019. Our results of operations for the three months ended March 31, 2019, are not indicative of those expected in future periods. The increase in the number of properties in our portfolio is the primary cause of the increase in our operating income and expenses, as further discussed below. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018
The following table summarizes the consolidated results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Change $	Change %
Total revenues	$9,950,431	$8,832,176	$1,118,255	13%
Operating, maintenance and management	(2,476,041)	(2,323,918)	(152,123)	(7)%
Real estate taxes and insurance	(1,504,899)	(1,403,354)	(101,545)	(7)%
Fees to affiliates	(1,593,499)	(1,345,840)	(247,659)	(18)%
Depreciation and amortization	(3,769,873)	(4,703,625)	933,752	20%
Interest expense	(3,498,528)	(2,225,371)	(1,273,157)	(57)%
General and administrative expenses	(1,187,099)	(754,902)	(432,197)	(57)%
Net loss	$(4,079,508)	$(3,924,834)	$(154,674)	(4)%

NOI(1)	$5,355,920	$4,750,624	$605,296	13%
FFO(2)	$(309,855)	$778,791	$(1,088,646)	(140)%
MFFO(2)	$(20,263)	$401,223	$(421,486)	(105)%
______________

(1)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations (“MFFO”) as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) or (“IPA”) as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended March 31, 2019, we had a net loss of $4,079,508, compared to a net loss of $3,924,834 for the three months ended March 31, 2018. The increase in net loss of $154,674 compared to the three months ended March 31, 2018, was primarily due to the increase in operating, maintenance and management expenses of $152,123, the increase in real estate taxes and insurance of $101,545, the increase in fees to affiliates of $247,659, the increase in interest expense of $1,273,157 and the increase in general and administrative expenses of $432,197, partially offset by the increase in total revenues of $1,118,255 and the decrease in depreciation and amortization expense of $933,752. The increase in these expenses was due primarily to the increase in our property portfolio from nine multifamily properties at March 31, 2018, to ten multifamily properties at March 31, 2019.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $9,950,431 for the three months ended March 31, 2019, compared to $8,832,176 for the three months ended March 31, 2018. The increase of $1,118,255 was primarily due to owning ten multifamily properties at March 31, 2019, compared to nine multifamily properties at March 31, 2018. Our total units increased by 183 from 2,592 at March 31, 2018, to 2,775 at March 31, 2019. Average monthly occupancy increased from 93.1% at March 31, 2018, to 93.2% at March 31, 2019, and average monthly rents per unit increased from $1,082 as of March 31, 2018, to $1,148 as of March 31, 2019. We expect rental income to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended March 31, 2019, were $2,476,041, compared to $2,323,918 for the three months ended March 31, 2018. The increase of $152,123 was primarily due to operating ten multifamily properties as of March 31, 2019, compared to nine multifamily properties as of March 31, 2018. We expect these amounts to decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,504,899 for the three months ended March 31, 2019, compared to $1,403,354 for the three months ended March 31, 2018. The increase of $101,545 was due to the acquisition of one multifamily property since March 31, 2018. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $1,593,499 for the three months ended March 31, 2019, compared to $1,345,840 for the three months ended March 31, 2018. The increase of $247,659 was primarily due to the increase in investment management fees and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the ongoing management of our real estate portfolio to increase in future periods as a result of anticipated increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $3,769,873 for the three months ended March 31, 2019, compared to $4,703,625 for the three months ended March 31, 2018. The decrease of $933,752 was primarily due to the decrease in amortization of tenant origination and absorption costs, partially offset by the net increase in depreciable and amortizable assets of $30,431,096 since March 31, 2018.
Interest expense
Interest expense for the three months ended March 31, 2019, was $3,498,528, compared to $2,225,371 for the three months ended March 31, 2018. The increase of $1,273,157 was primarily due to additional mortgage notes payable, net of $21,619,444 since March 31, 2018, in connection with the acquisition of one multifamily property since March 31, 2018, coupled with increases in the London Interbank Offered Rate (“LIBOR”) from the prior year period that impact our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $58,578 and $55,614. Interest expense included unrealized losses on derivative instruments of $289,592 for the three months ended March 31, 2019 compared to an unrealized gain of $379,314 for the three months ended March 31, 2018. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2019, were $1,187,099, compared to $754,902 for the three months ended March 31, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $432,197 was primarily due to the acquisition of one multifamily property since March 31, 2018, and the continuing operation of the properties owned as of March 31, 2018. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2018. As of March 31, 2019, nine properties were categorized as a same-store property.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Change $	Change %
Same-store property:
Revenues	$9,102,336	$8,832,177	$270,159	3%
Operating expenses	4,177,327	4,081,553	95,774	2%
NOI	4,925,009	4,750,624	174,385	4%

Non-same-store properties:
NOI	430,910	—	430,910

Total NOI(1)	$5,355,919	$4,750,624	$605,295
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store NOI for the three months ended March 31, 2019, was $4,925,009, compared to $4,750,624 for the three months ended March 31, 2018. The 4% increase in same-store net operating income was primarily a result of a 3% increase in same-store rental revenues offset by a 2% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended March 31, 2019, were $9,102,336, compared to $8,832,177 for the three months ended March 31, 2018. The 3% increase in same-store revenues was primarily due to an increase in same-store average monthly occupancy from 93.1% as of March 31, 2018, to 93.4% as of March 31, 2019 and an average monthly rent increase at the same-store properties from $1,082 as of March 31, 2018, to $1,138 as of March 31, 2019, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2019, were $4,177,327, compared to $4,081,553 for the three months ended March 31, 2018. The increase in same-store operating expenses was primarily attributable to increases in payroll costs and property management fees partially offset by decreases in repairs, maintenance and turnover costs.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.

PART I — FINANCIAL INFORMATION (continued)

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
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(4,079,508)	$(3,924,834)
Fees to affiliates(1)	1,101,150	991,560
Depreciation and amortization	3,769,873	4,703,625
Interest expense	3,498,528	2,225,371
General and administrative expenses	1,187,099	754,902
Other gains(2)	(121,222)	—
NOI	$5,355,920	$4,750,624
____________________

(1)
Fees to affiliates for the three months ended March 31, 2019, exclude property management fees of $324,732 and other reimbursements of $167,617 that are included in NOI. Fees to affiliates for the three months ended March 31, 2018, exclude property management fees of $266,607 and other reimbursements of $87,673, respectively, that are included in NOI.

(2)	Other gains for the three months ended March 31, 2019 and 2018, include non-recurring insurance claim recoveries and interest income that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in December 2018 (“White Paper”). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(4,079,508)	$(3,924,834)
Depreciation of real estate assets	3,769,653	3,256,582
Amortization of lease-related costs	—	1,447,043
FFO	(309,855)	778,791
Acquisition fees and expenses(1)(2)	—	1,746
Unrealized loss (gain) on derivative instruments	289,592	(379,314)
MFFO	$(20,263)	$401,223
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP historically were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition expenses for the three months ended March 31, 2019 and 2018, of $0 and $1,746, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. There were no acquisition fees for the three months ended March 31, 2019 and 2018, that did not meet the criteria for capitalization under ASU 2017-01.

PART I — FINANCIAL INFORMATION (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2019, the fair value of our fixed rate debt was $123,962,015 and the carrying value of our fixed rate debt was $124,014,721. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at March 31, 2019. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2019, the fair value of our variable rate debt was $159,331,080 and the carrying value of our variable rate debt was $156,130,778. At March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $156,130,778 of our outstanding variable rate debt. Based on interest rates as of March 31, 2019, if interest rates are 100 basis points higher during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase by $1,590,496 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would decrease by $1,590,496.
At March 31, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.02% and 4.83%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.47% at March 31, 2019. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2019 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2019, where applicable.

PART I — FINANCIAL INFORMATION (continued)

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of March 31, 2019, were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) of our unaudited consolidated financial statements included in this quarterly report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 15, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
During the three months ended March 31, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2019	6,590	26,179	$22.76	(4)
February 2019	12,316	—	—	(4)
March 2019	11,114	—	—	(4)
	30,020	26,179
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2019, we had 30,020 shares, representing outstanding and unfulfilled repurchase requests of 19,621 Class A shares, 713 Class R shares, and 9,686 Class T shares, all of which were fulfilled on May 1, 2019.

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

(3)	For the three months ended March 31, 2019, we funded repurchases exclusively from the net proceeds we received from the sale of shares under the DRP.

PART II — OTHER INFORMATION (continued)

(4)
The number of shares that may be repurchased pursuant to the share repurchase program during any calendar year is limited to the lesser of (1) 5% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

PART II — OTHER INFORMATION (continued)

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

10.1
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of February 1, 2019, by and among Steadfast Apartment REIT III, Inc., Steadfast Apartment REIT III Operating Partnership, L.P. and Steadfast Apartment Advisor III, LLC and effective as of February 5, 2019 (included as Exhibit 10.1 to the Company’s Current Report Form 8-K (File No. 333-207952), filed February 1, 2019 and incorporated herein by reference).

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

Steadfast Apartment REIT III, Inc.

Date:	May 10, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)