Form 10-Q
period 2019-06-30
Steadfast Apartment REIT III, Inc.
filed 2019-08-13
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2019, there were 3,466,447 shares of the Registrant’s Class A common stock issued and outstanding, 475,208 shares of the Registrant’s Class R common stock issued and outstanding and 4,630,865 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$45,908,171	$45,908,171
Building and improvements	358,911,738	355,780,664
Total real estate, cost	404,819,909	401,688,835
Less accumulated depreciation and amortization	(28,995,533)	(21,387,012)
Total real estate, net	375,824,376	380,301,823
Cash and cash equivalents	28,654,655	35,628,660
Restricted cash	3,432,388	3,729,649
Rents and other receivables	457,955	515,569
Other assets	384,705	906,700
Total assets	$408,754,079	$421,082,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$7,418,783	$7,520,803
Mortgage notes payable, net	287,473,618	280,086,921
Distributions payable	1,060,845	1,169,815
Due to affiliates	619,993	4,898,804
Total liabilities	296,573,239	293,676,343
Commitments and contingencies (Note 9)
Redeemable common stock	4,213,979	6,570,093
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,486,677 and 3,516,990 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	34,868	35,171
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 475,208 and 474,076 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,753	4,742
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 4,641,877 and 4,620,317 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	46,420	46,204
Additional paid-in capital	172,920,483	170,763,927
Cumulative distributions and net losses	(65,039,663)	(50,014,079)
Total stockholders’ equity	107,966,861	120,835,965
Total liabilities and stockholders’ equity	$408,754,079	$421,082,401

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$10,025,947	$9,151,984	$19,795,666	$17,923,578
Other income	313,487	77,632	494,199	138,214
Total revenues	10,339,434	9,229,616	20,289,865	18,061,792
Expenses:
Operating, maintenance and management	2,488,059	2,554,111	4,964,102	4,878,029
Real estate taxes and insurance	1,673,941	1,240,072	3,178,840	2,643,426
Fees to affiliates	2,349,660	1,400,171	3,943,158	2,746,011
Depreciation and amortization	3,839,087	4,233,745	7,608,960	8,937,370
Interest expense	3,439,080	2,684,924	6,937,608	4,910,295
Loss on debt extinguishment	167,469	—	167,469	—
General and administrative expenses	912,830	642,959	2,099,928	1,397,861
Total expenses	14,870,126	12,755,982	28,900,065	25,512,992
Net loss	$(4,530,692)	$(3,526,366)	$(8,610,200)	$(7,451,200)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,836,227)	$(1,475,758)	$(3,495,026)	$(3,162,222)
Net loss per Class A common share — basic and diluted	$(0.53)	$(0.43)	$(1.00)	$(0.96)
Weighted average number of Class A common shares outstanding — basic and diluted	3,489,611	3,168,666	3,499,206	3,077,174

Net loss attributable to Class R common stockholders — basic and diluted	$(250,181)	$(183,927)	$(474,960)	$(374,268)
Net loss per Class R common share — basic and diluted	$(0.53)	$(0.45)	$(1.00)	$(0.99)
Weighted average number of Class R common shares outstanding — basic and diluted	475,451	394,918	475,529	364,202

Net loss attributable to Class T common stockholders — basic and diluted	$(2,444,284)	$(1,866,681)	$(4,640,214)	$(3,914,710)
Net loss per Class T common share — basic and diluted	$(0.53)	$(0.50)	$(1.00)	$(1.09)
Weighted average number of Class T common shares outstanding — basic and diluted	4,645,177	4,008,035	4,645,764	3,809,424

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, April 1, 2019	3,506,298	$35,064	475,921	$4,760	4,651,563	$46,517	$172,905,912	$(57,287,374)	$115,704,879
Transfers from redeemable common stock	—	—	—	—	—	—	659,573	—	659,573
Repurchase of common stock	(19,621)	(196)	(713)	(7)	(9,686)	(97)	(659,273)	—	(659,573)
Distributions declared	—	—	—	—	—	—	—	(3,221,597)	(3,221,597)
Amortization of stock-based compensation	—	—	—	—	—	—	14,271	—	14,271
Net loss	—	—	—	—	—	—	—	(4,530,692)	(4,530,692)
BALANCE, June 30, 2019	3,486,677	$34,868	475,208	$4,753	4,641,877	$46,420	$172,920,483	$(65,039,663)	$107,966,861

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	3,516,990	$35,171	474,076	$4,742	4,620,317	$46,204	$170,763,927	$(50,014,079)	$120,835,965
Issuance of common stock	15,487	155	1,845	18	31,246	313	1,094,470	—	1,094,956
Transfers from redeemable common stock	—	—	—	—	—	—	2,284,049	—	2,284,049
Repurchase of common stock	(45,800)	(458)	(713)	(7)	(9,686)	(97)	(1,254,834)	—	(1,255,396)
Distributions declared	—	—	—	—	—	—	—	(6,415,384)	(6,415,384)
Amortization of stock-based compensation	—	—	—	—	—	—	32,871	—	32,871
Net loss	—	—	—	—	—	—	—	(8,610,200)	(8,610,200)
BALANCE, June 30, 2019	3,486,677	$34,868	475,208	$4,753	4,641,877	$46,420	$172,920,483	$(65,039,663)	$107,966,861

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, April 1, 2018	3,084,850	$30,851	360,730	$3,608	3,840,533	$38,406	$145,889,549	$(29,933,639)	$116,028,775
Issuance of common stock	202,902	2,029	52,414	524	335,609	3,356	14,143,473	—	14,149,382
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(1,077,459)	—	(1,077,459)
Transfers to redeemable common stock	—	—	—	—	—	—	(830,463)	—	(830,463)
Repurchase of common stock	(11,555)	(116)	(3,608)	(36)	(1,317)	(13)	(375,594)	—	(375,759)
Other offering costs to affiliates	—	—	—	—	—	—	(296,266)	—	(296,266)
Distributions declared	—	—	—	—	—	—	—	(2,567,449)	(2,567,449)
Amortization of stock-based compensation	—	—	—	—	—	—	14,015	—	14,015
Net loss	—	—	—	—	—	—	—	(3,526,366)	(3,526,366)
BALANCE, June 30, 2018	3,276,197	$32,764	409,536	$4,096	4,174,825	$41,749	$157,467,255	$(36,027,454)	$121,518,410

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	2,887,731	$28,878	309,518	$3,096	3,369,991	$33,700	$131,822,585	$(23,683,752)	$108,204,507
Issuance of common stock	403,065	4,032	103,626	1,036	806,151	8,062	31,432,433	—	31,445,563
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(2,400,888)	—	(2,400,888)
Transfers to redeemable common stock	—	—	—	—	—	—	(1,563,270)	—	(1,563,270)
Repurchase of common stock	(14,599)	(146)	(3,608)	(36)	(1,317)	(13)	(446,644)	—	(446,839)
Other offering costs to affiliates	—	—	—	—	—	—	(1,404,887)	—	(1,404,887)
Distributions declared	—	—	—	—	—	—	—	(4,892,502)	(4,892,502)
Amortization of stock-based compensation	—	—	—	—	—	—	27,926	—	27,926
Net loss	—	—	—	—	—	—	—	(7,451,200)	(7,451,200)
BALANCE, June 30, 2018	3,276,197	$32,764	409,536	$4,096	4,174,825	$41,749	$157,467,255	$(36,027,454)	$121,518,410

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(8,610,200)	$(7,451,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,608,960	8,937,370
Amortization of deferred financing costs	121,502	113,103
Amortization of stock-based compensation	32,871	27,926
Amortization of stock-based annual compensation	—	13,750
Loss on debt extinguishment	167,469	—
Change in fair value of interest rate cap agreements	364,616	(544,725)
Insurance claim recoveries	(140,725)	—
Changes in operating assets and liabilities:
Rents and other receivables	(17,386)	(47,271)
Other assets	200,088	122,388
Accounts payable and accrued liabilities	(135,186)	124,063
Due to affiliates	(580,661)	(1,553,724)
Net cash used in operating activities	(988,652)	(258,320)
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(30,118,698)
Additions to real estate investments	(3,230,455)	(2,350,819)
Escrow deposits for pending real estate acquisitions	—	(1,000,000)
Proceeds from insurance claims	215,725	—
Cash used in investing activities	(3,014,730)	(33,469,517)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	94,861,000	21,545,000
Principal payments on notes payable	(87,122,000)	—
Proceeds from issuance of Class A common stock	—	9,003,182
Proceeds from issuance of Class R common stock	—	2,253,500
Proceeds from issuance of Class T common stock	—	17,891,622
Payments of commissions on sale of common stock and related dealer manager fees	—	(2,310,280)
Reimbursement of other offering costs to affiliates	(3,680,816)	(1,810,661)
Payment of deferred financing costs	(641,104)	(163,083)
Payment of debt extinguishment costs	(170)	—
Distributions to common stockholders	(5,429,398)	(2,488,609)
Repurchase of common stock	(1,255,396)	(446,839)
Net cash (used in) provided by financing activities	(3,267,884)	43,473,832
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,271,266)	9,745,995
Cash, cash equivalents and restricted cash, beginning of period	39,358,309	19,878,953
Cash, cash equivalents and restricted cash, end of period	$32,087,043	$29,624,948

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,528,140	$5,016,918
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$1,060,845	$868,386
Amounts receivable from transfer agent for Class A common stock	$—	$63,517
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,094,956	$2,281,867
Redeemable common stock	$4,213,979	$4,507,251
Redemptions payable	$667,887	$47,161
Accounts payable and accrued liabilities from additions to real estate investments	$186,034	$105,427
Due to affiliates from additions to real estate investments	$5,641	$33,238
Due to affiliates from distribution and shareholder servicing fee	$—	$3,028,746
Operating lease right-of-use assets, net	$41,102	$—
Operating lease liabilities, net	$43,148	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company owns and operates a portfolio of multifamily properties located in targeted markets throughout the United States. As of June 30, 2019, the Company owned ten multifamily properties comprising a total of 2,775 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
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
As of August 31, 2018, the date the Company terminated its Primary Offering, it had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in the Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. The Company suspended the DRP on February 5, 2019 effective with distributions that began to accrue on February 1, 2019. As of June 30, 2019, the Company had sold 3,528,797 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,978 shares of Class T common stock in the Public Offering for gross proceeds of $86,834,671, $10,788,788 and $110,559,107, respectively, and $208,182,566 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $3,691,826, $306,640 and $5,150,991, respectively.
On October 9, 2018, the Company’s board of directors approved an estimated value per share for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 as of June 30, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors approved a price per share for the DRP for each of the Company’s Class A common stock, Class R common stock and Class T common stock of $22.54 effective November 1, 2018.
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
June 30, 2019
(unaudited)

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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, other than Accounting Standards Update (“ASU”) 2016-02, and the Securities and Exchange Commission’s (the “SEC”) Disclosure Update and Simplification rule (Release 33-10532), as further described and defined below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$12,840	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$377,456	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2019 and December 31, 2018, the fair value of the mortgage notes payable, net was $290,921,485 and $279,945,659, respectively, compared to the carrying value of $287,473,618 and $280,086,921, respectively.
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
June 30, 2019
(unaudited)

distribution and shareholder servicing fee of 1.125%, and in some instances, $0.003457 per Class T share per day subject to an annual distribution and shareholder servicing fee of 1.0%.
Distributions declared during the period from January 1, 2019 to June 30, 2019, were based on daily record dates and calculated at a rate of $0.004110 per Class A share, Class R share and Class T share per day. Each day during the period from May 19, 2016 to June 30, 2019, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to June 30, 2019, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2019, the Company declared distributions totaling $0.374 and $0.744 per Class A, R and T shares of common stock, respectively. During the three and six months ended June 30, 2018, the Company declared distributions totaling $0.374 and $0.744 per Class A share of common stock, $0.357 and $0.709 per Class R share of common stock and $0.309 and $0.615 per Class T share of common stock, respectively.
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
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding but does have multiple classes of common stock, which at times had different dividend rates and an unvested portion of restricted Class A common stock. Earnings attributable to the unvested restricted Class A common stock are deducted from earnings in the computation of per share amounts where applicable.
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
Reclassification
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one line item, “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified prior period’s lease and non-lease income consistently with the current periods presented.
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
June 30, 2019
(unaudited)

the adoption of the new lease accounting standard and election of the single component practical expedient:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rental income (presentation prior to January 1, 2019)	$8,165,612	$15,975,760
Tenant reimbursements(1) (presentation prior to January 1, 2019)	986,372	1,947,818
Rental income (presentation effective January 1, 2019)	$9,151,984	$17,923,578
____________
(1) Tenant reimbursements include reimbursements for recoverable costs.
Recent Accounting Pronouncements
In February 2016,  the FASB established ASC Topic 842 , Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach that was effective in the first quarter of 2019, subject to early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $18,629 and an operating lease liability, net, of $18,629.
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
June 30, 2019
(unaudited)

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
The Company recognized $10,025,947 and $19,795,665 of rental income related to operating lease payments of which $1,060,996 and $2,051,682 was for variable lease payments for the three and six months ended June 30, 2019.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The issuance of ASU 2018-13 is part of a disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity's financial statements. Achieving the objective of improving the effectiveness of the notes to financial statements includes: (1) the development of a framework that promotes consistent decisions by the FASB board about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 removed certain disclosure requirements under Topic 820 such as the disclosure requirements of the valuation process for level 3 fair value measurements and modified and added certain of the disclosure requirements in Topic 820. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Exchange Act Forms, 10-Q), “the amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allowed the Company to adopt the amendment for the Company’s Form 10-Q for the period ended March 31, 2019. The Company adopted this guidance in the six months ended June 30, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3.          Real Estate
As of June 30, 2019, the Company owned ten multifamily properties comprised of a total of 2,775 apartment homes. The total acquisition price of the Company’s real estate portfolio was $400,252,928. As of June 30, 2019 and December 31, 2018, the Company’s portfolio was approximately 93.1% and 92.4% occupied and the average monthly rent was $1,165 and $1,136, respectively.
As of June 30, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	June 30, 2019
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$45,908,171	$358,911,738	$404,819,909
Less: Accumulated depreciation and amortization	—	(28,995,533)	(28,995,533)
Net investments in real estate	$45,908,171	$329,916,205	$375,824,376

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$45,908,171	$355,780,664	$401,688,835
Less: Accumulated depreciation and amortization	—	(21,387,012)	(21,387,012)
Net investments in real estate	$45,908,171	$334,393,652	$380,301,823
Depreciation and amortization expense was $3,839,087 and $7,608,960 for the three and six months ended June 30, 2019, and $4,233,745 and $8,937,370 for the three and six months ended June 30, 2018, respectively.
Depreciation of the Company’s buildings and improvements was $3,838,868 and $7,608,521 for the three and six months ended June 30, 2019, and $3,409,586 and $6,666,168 for the three and six months ended June 30, 2018, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0 and $0 for the three and six months ended June 30, 2019, and $824,159 and $2,271,202 for the three and six months ended June 30, 2018, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2018, all tenant and origination and absorption costs were fully amortized and written off.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Operating Leases
As of June 30, 2019, the Company’s real estate portfolio comprised 2,775 apartment homes and was approximately 96.0% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,109,554 and $1,015,187 as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of June 30, 2019 and December 31, 2018, other assets consisted of:

	June 30, 2019	December 31, 2018
Prepaid expenses	$77,129	$262,850
Operating lease right-of-use assets, net	45,063	—
Interest rate cap agreements	12,840	377,456
Deposits	249,673	266,394
Other assets	$384,705	$906,700

Amortization of the Company’s operating lease initial direct costs was $219 and $439 for the three and six months ended June 30, 2019, respectively. The Company had no operating lease initial direct costs for the three and six months ended June 30, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2019 and December 31, 2018.

	June 30, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.47%	4.67%	$69,770,000
Fixed rate	7	8/1/2024 - 6/1/2029	3.73%	4.66%	3.91%	219,535,000
Mortgage notes payable, gross	10				4.09%	289,305,000
Deferred financing costs, net(2)						(1,831,382)
Mortgage notes payable, net						$287,473,618

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.86%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.49%	281,566,000
Deferred financing costs, net(2)						(1,479,079)
Mortgage notes payable, net						$280,086,921
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of June 30, 2019 and December 31, 2018, was $419,702 and $361,008, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Refinancing Transactions
On May 31, 2019 (the “Closing Date”), three indirect wholly-owned subsidiaries of the Company (each a “Borrower” and collectively the “Borrowers”) terminated the existing mortgage loans with their lenders for an aggregate principal amount of $87,122,000 and entered into new loan agreements (each a “Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”) and Newmark Knight Frank (“Newmark” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $94,861,000 (the “Refinancing Transactions”). Each Borrower entered into a Loan Agreement with the applicable Lender pursuant to the Fannie Mae’s Green Execution Program (the “GEP”), as evidenced by a multifamily note. Pursuant to the GEP, the applicable Lender originates the mortgage loan and then transfers the loan to Fannie Mae. Each Loan Agreement provides for a term loan (each a “Loan” and, collectively the “Loans”) with a maturity date of June 1, 2029 (the “Maturity Date”), unless the Maturity Date is accelerated in accordance with the Loan terms. Each Loan with Newmark (each a “Newmark Loan” and, collectively the “Newmark Loans”) accrues interest at a fixed rate of 3.73% per annum. The Loan with PNC Bank (the “PNC Loan”) accrues interest at a fixed rate of 3.82% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the Maturity Date. Interest and principal payments on the Loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing July 1, 2019. The Company paid $491,655 in the aggregate in loan origination fees to the Lenders in connection with the Refinancing Transactions, and paid the Advisor a loan coordination fee of $711,459. The GEP Loans are included in the mortgage notes payable table above as of June 30, 2019.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$289,305,000	$53,989	$374,945	$1,835,900	$2,611,190	$3,305,764	$281,123,212
_________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net, associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of June 30, 2019, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2019, the Company incurred interest expense of $3,439,080 and $6,937,608, respectively. Interest expense for the three and six months ended June 30, 2019, includes amortization of deferred financing costs of $62,924 and $121,502, net unrealized losses from the change in fair value of interest rate cap agreements of $75,024 and $364,616, loan fees of $171,163 and $171,163 and interest rate cap proceeds of $339 and $1,668, respectively.
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
Interest expense of $987,998 and $1,064,648 was payable as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.
The following table reflects information regarding shares of common stock sold in the Public Offering from inception through June 30, 2019:

	June 30, 2019
	Class A	Class R	Class T	Total
Shares of common stock issued - Primary Offering	3,371,785	465,907	4,427,053	8,264,745
Shares of common stock issued - DRP	157,012	13,622	227,925	398,559
Total shares of common stock issued - Public Offering	3,528,797	479,529	4,654,978	8,663,304
Gross offering proceeds - Primary Offering	$83,142,845	$10,482,148	$105,408,116	$199,033,109
Gross offering proceeds - DRP	3,691,826	306,640	5,150,991	9,149,457
Total offering proceeds - Public Offering	$86,834,671	$10,788,788	$110,559,107	$208,182,566
Offering costs, before distribution and shareholder servicing fees				(27,624,273)
Offering proceeds, net of offering costs				$180,558,293
For the three months ended June 30, 2019 and 2018, the Company issued 0 and 275 shares, respectively, of Class A common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a value of $25.00 per share as base annual compensation. See Note 8 (Incentive Award Plan and Independent Director Compensation) for additional information. The shares of common stock vest and become non-forfeitable immediately upon the date of grant. Included in general and administrative expenses is $0 and $0 for the three and six months ended June 30, 2019, and $6,875 and $13,750 for the three and six months ended June 30, 2018, respectively, for compensation expense related to the issuance of common stock to the Company’s independent directors.
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
June 30, 2019
(unaudited)

vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company.
The issuance and vesting activity for the six months ended June 30, 2019, and year ended December 31, 2018, for the restricted common stock issued to the Company’s independent directors pursuant to the independent directors’ compensation plan is as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Nonvested shares at the beginning of the period	5,250	5,250
Granted shares	—	3,000
Vested shares	(1,500)	(3,000)
Nonvested shares at the end of the period	3,750	5,250

Included in general and administrative expenses is $14,271 and $32,871 for the three and six months ended June 30, 2019, and $14,015 and $27,926 for the three and six months ended June 30, 2018, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $60,137. The weighted average remaining term of the restricted common stock was 0.91 years as of June 30, 2019. As of June 30, 2019, no shares of restricted common stock issued to the independent directors had been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors had approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A, Class R and Class T share of common stock under the DRP was initially $23.75, $22.50 and $22.62, respectively. On October 9, 2018, the Company’s board of directors approved a price per Class A, Class R and Class T share of common stock for the DRP of $22.54, effective November 1, 2018. The Company’s board of directors elected to suspend the DRP with respect to distributions that accrue after February 1, 2019. As a result, all distributions that accrued beginning in February 2019 were paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.
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
June 30, 2019
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
(2) For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recent publicly disclosed estimated value per share determined by the Company’s board of directors. On October 12, 2018, the Company publicly disclosed an estimated value per share of $22.54 for each class of shares of its common stock based on valuations by independent third-party appraisers or qualified valuation experts.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

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
The following table reflects repurchase activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	20,230	—	11,013	31,243	39,851	713	20,698	61,262
Repurchase requests (value)	$427,529	$—	$240,358	$667,887	$857,505	$14,841	$455,115	$1,327,461
Repurchases fulfilled (in shares)	19,621	713	9,686	30,020	45,800	713	9,686	56,199
Repurchase requests fulfilled (value)	$429,975	$14,841	$214,757	$659,573	$1,025,798	$14,841	$214,757	$1,255,396

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	2,039	—	—	2,039	13,595	3,608	1,317	18,520
Repurchase requests (value)	$47,161	$—	$—	$47,161	$316,554	$75,097	$31,269	$422,920
Repurchases fulfilled (in shares)	11,555	3,608	1,317	16,480	14,599	3,608	1,317	19,524
Repurchase requests fulfilled (value)	$269,393	$75,097	$31,269	$375,759	$340,473	$75,097	$31,269	$446,839
The Company is not obligated to repurchase shares of its common stock under the share repurchase program. The share repurchase program limits the number of shares to be repurchased in any calendar year to the lesser of (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase program.
As of June 30, 2019 and 2018, the Company had outstanding and unfulfilled repurchase requests of 31,243 and 2,039 shares of common stock and recorded $667,887 and $47,161 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the July 31, 2019 and 2018 repurchase dates, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, such outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can withdraw the stockholder’s request for repurchase. Pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests. Shares repurchased under the share repurchase program to satisfy the required minimum distribution requirements under the Internal Revenue Code applicable to retirement benefit plans and IRAs will be repurchased on or after the first anniversary of the date of purchase of such shares at 100% of the purchase price or at 100% of the estimated value per share, as applicable.
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
For the three and six months ended June 30, 2019, the Company reclassified $659,573 and $2,284,049, net of $659,573 and $1,255,396 of fulfilled repurchase requests pursuant to the share repurchase program from temporary equity to permanent equity, which are included as additional paid-in capital in the accompanying consolidated balance sheets. Pursuant to the share repurchase program for the three and six months ended June 30, 2018, the Company reclassified $830,463 and $1,563,270, net of $375,759 and $446,839 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the first and second fiscal quarters of 2019 and 2018 :

	2019(1)		2018(1)
	1st Quarter	2nd Quarter	1st Quarter	2nd Quarter
Daily Distribution per Class A share(2)	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share(2)(3)	$0.004110	$0.004110	$0.00394521	$0.00394521
Daily Distribution per Class T share(2)(4)	$0.004110	$0.004110	$0.003376	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.67%	6.67%	6.40%	6.40%
Per Class T share	6.30%	6.30%	5.17%	5.17%
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

(3)
Distributions during the three and six months ended June 30, 2018, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three and six months ended June 30, 2018, the Company paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

(4)
Distributions during the three and six months ended June 30, 2018, were based on daily record dates and calculated at a rate of $0.003457 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder servicing fee of 1.0%. In some instances during the three and six months ended June 30, 2018, the Company paid distributions at a rate of $0.003376 per share of Class T common stock per day for Class T common stock subject to an annual distribution and shareholder fee of 1.125%.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	—	—	—	—	7,715	909	14,754	23,378
DRP distributions declared (value)	$—	$—	$—	$—	$173,894	$20,497	$332,562	$526,953
Cash distributions declared	1,306,470	177,814	1,737,313	3,221,597	2,431,737	333,237	3,123,457	5,888,431
Total distributions declared	$1,306,470	$177,814	$1,737,313	$3,221,597	$2,605,631	$353,734	$3,456,019	$6,415,384

DRP distributions paid (in shares)	—	—	—	—	15,487	1,845	31,246	48,578
DRP distributions paid (value)	$—	$—	$—	$—	$349,083	$41,587	$704,286	$1,094,956
Cash distributions paid	1,323,299	179,859	1,757,627	3,260,785	2,274,680	315,878	2,838,840	5,429,398
Total distributions paid	$1,323,299	$179,859	$1,757,627	$3,260,785	$2,623,763	$357,465	$3,543,126	$6,524,354

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	19,456	2,045	31,640	53,141	38,128	3,710	59,689	101,527
DRP distributions declared (value)	$462,058	$46,009	$715,713	$1,223,780	$905,534	$83,470	$1,350,181	$2,339,185
Cash distributions declared	724,077	94,896	524,696	1,343,669	1,385,369	175,027	992,921	2,553,317
Total distributions declared	$1,186,135	$140,905	$1,240,409	$2,567,449	$2,290,903	$258,497	$2,343,102	$4,892,502

DRP distributions paid (in shares)	19,474	1,961	30,928	52,363	37,794	3,519	57,695	99,008
DRP distributions paid (value)	$462,532	$44,145	$699,546	$1,206,223	$897,622	$79,193	$1,305,052	$2,281,867
Cash distributions paid	714,645	91,557	517,076	1,323,278	1,358,520	167,824	962,265	2,488,609
Total distributions paid	$1,177,177	$135,702	$1,216,622	$2,529,501	$2,256,142	$247,017	$2,267,317	$4,770,476
As of June 30, 2019, $1,060,845 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $429,907, $58,591 and $572,347 of Class A common stock, Class R common stock and Class T common stock, respectively, all of which were payable in cash.
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
As reflected in the table above, for the three and six months ended June 30, 2019, the Company paid total distributions of $3,260,785 and $6,524,354, which related to distributions declared for each day in the period from March 1, 2019 through May 31, 2019 and December 1, 2018 through May 31, 2019, respectively.
For the three and six months ended June 30, 2018, the Company paid total distributions of $2,529,501 and $4,770,476, which related to distributions declared for each day in the period from March 1, 2018 through May 31, 2018 and December 31, 2017 through May 31, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three and six months ended June 30, 2019 and 2018, and amounts outstanding to the Advisor and its affiliates as of June 30, 2019 and December 31, 2018, are as follows:

	Incurred (Earned) For the		Incurred (Earned) For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepaid) as of
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,107,173	$1,022,265	$2,208,323	$2,013,825	$121,370	$711,025
Loan coordination fees(1)	711,458	—	711,458	—	—	—
Property management:
Fees(1)	308,839	291,302	633,570	557,909	151,324	180,208
Reimbursement of onsite personnel(2)	921,238	832,881	1,862,855	1,597,102	180,588	187,936
Reimbursement of other(1)	222,190	86,604	389,807	174,277	25,952	11,173
Reimbursement of property operations(2)	8,241	5,257	15,292	13,865	—	—
Reimbursement of property G&A(3)	14,605	13,944	17,989	18,274	—	—
Other operating expenses(3)	279,652	261,231	633,609	576,371	135,191	105,491
Rental revenue(4)	(5,946)	—	(11,086)	—	—	—
Property insurance(5)	142,772	79,356	267,018	111,306	—	(40,276)
Insurance proceeds(6)	—	—	—	—	—	(75,000)
Consolidated Balance Sheets:
Assets
Capitalized
Acquisition fees(7)	—	624,854	—	624,854	—	—
Acquisition expenses(7)	—	161,703	—	161,423	—	—
Construction management:
Fees(8)	88,818	39,021	121,764	66,711	4,398	5,256
Reimbursements of labor costs(8)	17,522	114,670	78,584	207,329	1,170	16,899
Capital expenditures(8)	—	—	—	21,538	—	—
Additional paid-in capital
Other offering costs reimbursement	—	296,266	—	1,404,887	—	3,680,816
Selling commissions:
Class A	—	287,918	—	594,253	—	—
Class T	—	217,638	—	534,625	—	—
Dealer manager fees:
Class A	—	136,198	—	272,671	—	—
Class T	—	181,363	—	445,519	—	—
Distribution and shareholder servicing fee:
Class R(9)	—	18,028	—	19,905	—	—
Class T(9)	—	236,316	—	533,915	—	—
	$3,816,562	$4,906,815	$6,929,183	$9,950,559	$619,993	$4,783,528

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”) for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through June 30, 2019 and December 31, 2018, the Advisor had incurred on the Company’s behalf $1,127,576 and $1,127,576, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2019, is as follows:

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

(2)
Includes the distribution and shareholder servicing fees paid from inception through June 30, 2019, for Class R shares of 0.27% and 0.67% and Class T shares up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees were paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through June 30, 2019, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, were deferred and charged to stockholders’ equity. All such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds except for the distribution and shareholder servicing fees, which were paid from sources other than Public Offering proceeds. For the three and six months ended June 30, 2019, the Advisor did not incur offering costs related to the Public Offering. For the three and six months ended June 30, 2018, the Advisor incurred $1,738,660 and $4,024,667, respectively, of offering costs related to the Public Offering. The Advisor incurred total offering costs related to the Public Offering of $25,485,548 from inception through June 30, 2019, of which $17,875,513 was paid. The Company accrued $0 and $3,680,816 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the value of the Company’s investments in properties and real estate-related assets. For the purposes of the investment management fee, the value of the Company’s investments in properties equaled their costs, until the investments were valued by an independent third-party appraiser or qualified independent valuation expert. “Costs” are calculated by including acquisition fees, acquisition expenses, renovations and upgrades, and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at June 30, 2019, ranged from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
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
As of June 30, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2019, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2019.
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
Distribution and Shareholder Servicing Fees
The Company paid the Dealer Manager either (1) 0.27%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that does not participate on an alternative investment platform; (2) 0.67%, annualized, of the purchase price per Class R share (or, once reported, the amount of the Company’s estimated value per share) for each Class R share purchased in the Primary Offering from a registered investment advisor that participates on an alternative investment platform; and (3) 1.125%, annualized, of the purchase price per Class T share (or, once reported, the amount of the Company’s estimated value per share) for each Class T share purchased in the Primary Offering. The distribution and shareholder servicing fee accrued daily and paid monthly in arrears.
Effective October 1, 2018, the Company ceased paying the distribution and shareholder servicing fee because total underwriting compensation had reached 10% of the total gross investment amount in the Primary Offering.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

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
June 30, 2019
(unaudited)

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
8.         Long-Term Incentive Award Plan and Independent Director Compensation
The Company adopted a long-term incentive plan (the “Incentive Award Plan”) which the Company uses to attract and retain qualified directors, officers, employees and consultants. The Incentive Award Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to the Company’s directors, officers, employees and consultants selected by its board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock allocated to the Incentive Award Plan on the date of grant of any such stock options. Any stock options granted under the Incentive Award Plan will have an exercise price or base price that is not less than fair market value of the Company’s common stock on the date of grant.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors received 2,000 shares of restricted Class A common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 2,000 shares of restricted Class A common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she would receive 1,000 shares of restricted Class A common stock. The shares of restricted Class A common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted common stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions beginning on the date of grant.
The Company recorded stock-based compensation expense of $14,271 and $32,871 for the three and six months ended June 30, 2019 and $14,015 and $27,926 for the three and six months ended June 30, 2018, related to the independent directors’ restricted common stock, respectively.
In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $67,750 and $141,500 for the three and six months ended June 30, 2019 and $55,750 and $119,000 for the three and six months ended June 30, 2018, related to the independent directors’ annual compensation and attending board committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, $67,750 and $251,750 is included in accounts payable and accrued liabilities on the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2019 and December 31, 2018:

June 30, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 12/1/2020	One-Month LIBOR	5	$151,192,000	2.40%	2.50%	$12,840

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.52%	2.59%	$377,456

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2019, resulted in an unrealized loss of $75,024 and $364,616, respectively, and for the three and six months ended June 30, 2018, resulted in an unrealized gain of $165,411 and $544,725, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The Company acquired no interest rate cap agreements during the six months ended June 30, 2019 and 2018. The fair value of the interest rate cap agreements of $12,840 and $377,456 as of June 30, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
Class A
On July 1, 2019, the Company paid distributions of $429,907, which related to distributions declared for each day in the period from June 1, 2019 through June 30, 2019. All such distributions were paid in cash.
On August 1, 2019, the Company paid distributions of $444,154, which related to distributions declared for each day in the period from July 1, 2019 through July 31, 2019. All such distributions were paid in cash.
Class R
On July 1, 2019, the Company paid distributions of $58,591, which related to distributions declared for each day in the period from June 1, 2019 through June 30, 2019. All such distributions were paid in cash.
On August 1, 2019, the Company paid distributions of $60,544, which related to distributions declared for each day in the period from July 1, 2019 through July 31, 2019. All such distributions were paid in cash.
Class T
On July 1, 2019, the Company paid distributions of $572,347, which related to distributions declared for each day in the period from June 1, 2019 through June 30, 2019. All such distributions were paid in cash.
On August 1, 2019, the Company paid distributions of $591,380, which related to distributions declared for each day in the period from July 1, 2019 through July 31, 2019. All such distributions were paid in cash.
Shares Repurchased
On July 31, 2019, the Company repurchased 20,230 shares of Class A common stock for a repurchase value of $427,529, or $21.13 per Class A share, and 11,013 shares of Class T common stock for a repurchase value of $240,358, or $21.82 per Class T share, pursuant to the Company’s share repurchase program.
Declaration of Distributions
On August 7, 2019, the board of directors of the Company declared cash distributions to the holders of Class A common stock, Class R common stock and Class T common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on October 1, 2019 and ending on December 31, 2019; (2) be payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004110 per Class A share, per Class R share and Class T share per day.
Pending Merger with Steadfast Apartment REIT, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT, Inc. (“STAR”), the Operating Partnership, Steadfast Apartment REIT Operating Partnership, L.P., the operating partnership of STAR (“STAR Operating Partnership”), and SIII Su

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

bsidiary, LLC, a wholly-owned subsidiary STAR (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub (the “Merger”), with STAR III Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the Maryland General Corporate Law (the “MGCL”), the separate existence of STAR III shall cease.
At the effective time of the Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of the Company’s common stock (or a fraction thereof), $0.01 par value per share (“STAR III Common Stock”), will be converted into the right to receive 1.430 shares of the STAR common stock, $0.01 par value per share (“STAR Common Stock”).
The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the approval of the Merger by the holders of a majority of the outstanding shares of STAR III Common Stock (the “STAR III Stockholder Approval”) and of an amendment to the Charter to delete certain provisions regarding roll-up transactions.
The Company (with the prior approval of its special committee) may terminate the STAR III Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the STAR III Merger Agreement) at any time prior to receipt by the Company of the STAR III Stockholder Approval pursuant to the terms of the STAR III Merger Agreement. STAR may terminate the STAR III Merger Agreement at any time prior to the receipt of the STAR III Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the STAR III Merger Agreement).
If the STAR III Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to STAR a termination fee of (i)(A) $2,660,000 if such termination occurs no later than five (5) business days after (x) 11:59 p.m. New York City time on September 19, 2019 (the “STAR III Go Shop Period End Time”) or (y) the end of the specified period for negotiations with STAR following notice (received within five (5) business days of the STAR III Go Shop Period End Time) that the Company intends to enter into a Superior Proposal or (B) $5,320,000 if it occurred thereafter.
On August 5, 2019, STAR, Steadfast Income REIT, Inc. (“SIR”), STAR Operating Partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR (“SIR Operating Partnership”), and SI Subsidiary, LLC, a wholly-owned subsidiary of STAR (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Subject to the terms and conditions of the SIR Merger Agreement, SIR will merge with and into SIR Merger Sub (the “SIR Merger”), with SIR Merger Sub surviving the SIR Merger, such that following the SIR Merger, the surviving entity will continue as a wholly owned subsidiary of STAR. In accordance with the applicable provisions of the MGCL the separate existence of SIR shall cease.
The consummation of the Company’s merger with STAR is not contingent upon the completion of the merger between STAR and SIR and the consummation of the merger between STAR and SIR is not contingent upon the consummation of the merger between the Company and STAR.
The combined company after the mergers (the “Combined Company”) will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code. If the mergers were to occur today, the Combined Company’s portfolio would consist of 71 properties in 14 states with an average effective rent of $1,158. Based on occupancy as of June 30, 2019, the Combined Company’s portfolio would have an occupancy rate of 94%, an average age of 20 years and gross real estate assets of $3.3 billion.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Amendment to Operating Partnership Agreement
Concurrently with the entry into the STAR III Merger Agreement, the Company entered into an amendment (the “First Amendment”) to the Partnership Agreement. The First Amendment will become effective at the earlier of (i) the date that STAR III merges with and into STAR III Merger Sub and (ii) upon payment of certain consideration owed to the Advisor in connection with consummation of a Superior Proposal. The purpose of the First Amendment is to revise the economic interests of the Advisor by providing that the Advisor will not receive any special allocations with respect to a “Special Limited Partner Interest” (as defined in the Partnership Agreement) pursuant to the Partnership Agreement.
Termination Agreement
Concurrently with the entry into the STAR III Merger Agreement, the Company and the Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of August 5, 2019. Pursuant to the Termination Agreement, the current Advisory Agreement will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, the Advisor waived any disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger.

The Termination Agreement also provides (i) the amount of the disposition fee payable in the event the Company completes a “Final Liquidity Event” (as defined in the Termination Agreement) in connection with a Superior Proposal, and (ii) that the costs of the Company associated with the attempted merger in the case of a “Dead Deal” (as defined in the Termination Agreement) will be assigned to the Advisor.
Amended and Restated Share Repurchase Plan
In connection with the proposed Merger, on August 5, 2019, the board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which will become effective September 5, 2019, and will apply beginning with repurchases made on the repurchase date (as defined in the Amended & Restated SRP) with respect to the third quarter of 2019. Under the Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP.

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
Certain statements regarding future estimates and expectations may not be applicable to the extent the Merger is completed.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 19, 2016;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. We own and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of June 30, 2019, we owned ten multifamily properties comprised of 2,775 apartment homes.
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
As of August 31, 2018, the date we terminated our Primary Offering, we had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of June 30, 2019, we had sold 3,528,797 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,978 shares of Class T common stock in our Public Offering for gross proceeds of $86,834,671, $10,788,788 and $110,559,107, respectively, and $208,182,566 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $3,691,826, $306,640 and $5,150,991, respectively. We suspended the DRP effective with distributions that began to accrue on February 1, 2019.
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
Our Real Estate Portfolio
As of June 30, 2019, we owned the ten multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,663,544	83.9%	86.8%	$863	$818
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,023,922	95.0%	91.9%	1,417	1,374
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,578,559	96.9%	94.3%	1,321	1,313
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	29,992,700	93.8%	93.4%	1,108	1,071
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	29,954,527	95.4%	92.6%	1,269	1,228
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,914,433	93.2%	90.0%	1,373	1,329
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,214,654	90.6%	91.4%	1,145	1,146
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,651,756	91.1%	94.6%	1,177	1,139
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,075,609	92.1%	94.2%	813	809
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	31,118,698	21,403,914	96.6%	90.6%	1,341	1,338
				2,775	$400,252,928	$287,473,618	93.1%	92.4%	$1,165	$1,136

PART I — FINANCIAL INFORMATION (continued)

______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At June 30, 2019, our portfolio was approximately 96.0% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

Pending Merger with Steadfast Apartment REIT, Inc.

On August 5, 2019, we, STAR, STAR Operating Partnership, our Operating Partnership and STAR III Merger Sub, entered into the STAR III Merger Agreement.

Subject to the terms and conditions of the STAR III Merger Agreement, we will merge with and into Merger Sub, with STAR III Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the MGCL, our separate existence shall cease.

At the effective time of the Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of STAR III Common Stock, will be converted into the right to receive 1.430 shares of STAR Common Stock.

The obligations of each party to consummate the Merger is subject to a number of conditions, including receipt of the approval of the Merger by the holders of a majority of the outstanding shares of STAR III Common Stock and of an amendment to the Charter to delete certain provisions regarding roll-up transactions.
Pursuant to the terms of the STAR III Merger Agreement, during the period beginning on the date of the STAR III Merger Agreement and continuing until 11:59 p.m. New York City time on September 19, 2019, we and our subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.

On August 5, 2019, STAR also entered into the SIR Merger Agreement. STAR’s proposed merger with SIR is also a stock-for-stock transaction whereby SIR will be merged into a wholly-owned subsidiary of STAR. The consummation of STAR’s merger with us is not contingent upon the completion of STAR’s merger with SIR, and the consummation of STAR’s merger with SIR is not contingent upon the completion of STAR’s merger with us.

The combined company after the mergers will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.

For additional information on the Merger, see our Current Report on Form 8-K filed with the SEC on August 6, 2019.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 (Summary of Significant Accounting Policies), to our unaudited consolidated financial statements in this Quarterly Report in the discussion of our significant accounting policies.

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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the three and six months ended June 30, 2019 and 2018, refer to Note 6 (Stockholders’ Equity) to our unaudited consolidated financial statements included in this Quarterly Report.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the first and second fiscal quarters of 2019, along with the amount of distributions reinvested pursuant to the DRP were as follows:

					Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Class A Share(1)	Distributions Declared Per Class R Share(1)	Distributions Declared Per Class T Share(1)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Provided by (Used in) Operating Activities
First Quarter 2019	$3,193,787	$0.370	$0.370	$0.370	$2,168,613	$1,094,956	$3,263,569	$—	$3,263,569	$(1,116,143)
Second Quarter 2019	3,221,597	0.374	0.374	0.374	3,260,785	—	3,260,785	127,491	3,133,294	127,491
	$6,415,384	$0.744	$0.744	$0.744	$5,429,398	$1,094,956	$6,524,354	$127,491	$6,396,863	$(988,652)
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2019, we paid aggregate distributions of $3,260,785 and $6,524,354, including $3,260,785 and $5,429,398 of distributions paid in cash and 0 and 48,578 shares of our common stock issued pursuant to our DRP for $0 and $1,094,956, respectively. For the three and six months ended June 30, 2019, our net loss was $4,530,692 and $8,610,200, we had negative funds from operations, or FFO, of $691,824 and $1,001,679 and net cash provided by (used in) operations of $127,491 and $(988,652), respectively. For the three and six months ended June 30, 2019, we funded $127,491 and $127,491, or 4% and 2%, and $3,133,294 and $6,396,863 or 96% and 98% of total distributions paid, including shares issued pursuant to our DRP, from cash flow from operations and with proceeds from our Public Offering, respectively. Since inception, of the $23,329,210 in total distributions paid through June 30, 2019, including shares issued pursuant to our DRP, 6% of such amounts were funded from cash flow from operations and 94% were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

PART I — FINANCIAL INFORMATION (continued)

As of June 30, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2019, our debt was approximately 66% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $28,654,655 as of June 30, 2019;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	cash from operations.
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

PART I — FINANCIAL INFORMATION (continued)

described in our Charter, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.
Refinancing Transactions
On May 31, 2019 (the “Closing Date”), three of our indirect wholly-owned subsidiaries (each a “Borrower” and collectively the “Borrowers”) terminated the existing mortgage loan with its lender for an aggregate principal amount of $87,122,000 and entered into a new loan agreement (each a “Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”) and Newmark Knight Frank (“Newmark” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $94,861,000 (the “Refinancing Transactions”). Each Borrower entered into a Loan Agreement with the applicable Lender pursuant to the Fannie Mae’s Green Execution Program (the “GEP”), as evidenced by a multifamily note. Pursuant to the GEP, the applicable Lender originates the mortgage loan and then transfers the loan to Fannie Mae. Each Loan Agreement provides for a term loan (each a “Loan” and, collectively the “Loans”) with a maturity date of June 1, 2029 (the “Maturity Date”), unless the Maturity Date is accelerated in accordance with the Loan terms. Each Loan with Newmark  (each a “Newmark Loan” and, collectively the “Newmark Loans”) accrues interest at a fixed rate of 3.73% per annum. The Loan with PNC Bank (the “PNC Loan”) accrues interest at a fixed rate of 3.82% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the Maturity Date. Interest and principal payments on the Loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing July 1, 2019. We paid $491,655 in the aggregate in loan origination fees to the Lenders in connection with the Refinancing Transactions, and paid the Advisor a loan coordination fee of $711,459.
Cash Flows Used in Operating Activities
As of June 30, 2019, we owned ten multifamily properties. During the six months ended June 30, 2019, net cash used in operating activities was $988,652, compared to $258,320 for the six months ended June 30, 2018. The increase in net cash used in operating activities is primarily due to a decrease in accounts payable and accrued liabilities and a decrease in due to affiliates compared to the six months ended June 30, 2018. We expect to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities was $3,014,730 compared to $33,469,517 during the six months ended June 30, 2018. The decrease in net cash used in investing activities was primarily the result of our acquisition of no multifamily properties during the six months ended June 30, 2019, compared to our acquisition of one multifamily property during the six months ended June 30, 2018. Net cash used in investing activities during the six months ended June 30, 2019, consisted of the following:

•	$3,230,455 of cash used for improvements to real estate investments; and

•	$215,725 of cash provided by insurance claim recoveries.
Cash Flows (Used in) Provided by Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities was $3,267,884, compared to net cash provided by financing activities of $43,473,832 during the six months ended June 30, 2018. The decrease in net cash provided by financing activities was primarily due to an increase in principal payments on mortgage notes payable, a decrease in net proceeds from our Public Offering, increases in distributions to holders of common stock and repurchases of common stock, partially offset by an increase in proceeds from the issuance of mortgage notes payable. Net cash provided by financing activities during the six months ended June 30, 2019, consisted of the following:

•	$94,219,896 of proceeds from the issuance of mortgage notes payable, principal payments on mortgage notes payable of $87,122,000 and deferred financing costs in the amount of $641,104;

•	$3,680,816 of cash used for the reimbursement of other offering costs to our Advisor and its affiliates;

•	$170 of payments for debt extinguishment costs;

•	$5,429,398 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,094,956; and

PART I — FINANCIAL INFORMATION (continued)

•	$1,255,396 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. At June 30, 2019, our debt was approximately 66% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we would monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of June 30, 2019, we had indebtedness totaling $287,473,618, comprised of an aggregate principal amount of $289,305,000, and net deferred financing costs of $1,831,382. The following is a summary of our contractual obligations as of June 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$90,830,831	$6,016,419	$23,970,288	$23,592,515	$37,251,609
Principal payments on outstanding debt obligations(2)	289,305,000	53,989	2,210,845	5,916,954	281,123,212
Total	$380,135,831	$6,070,408	$26,181,133	$29,509,469	$318,374,821
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2019. We incurred interest expense of $3,439,080 and $6,937,608 during the three and six months ended June 30, 2019, including amortization of deferred financing costs totaling $62,924 and $121,502, net unrealized losses from the change in fair value of interest rate cap agreements of $75,024 and $364,616, loan fees of $171,163 and $171,163 and interest rate cap proceeds of $339 and $1,668, respectively.

(2)
Scheduled principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of June 30, 2019, and December 31, 2018, we were in compliance with all financial and non-financial debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment. We owned ten multifamily properties as of June 30, 2019 and 2018. Our results of operations for the three and six months ended June 30, 2019 and 2018, are not indicative of those expected in future periods. The increase in rents are the primary cause of the increase in our operating income and expenses, as further discussed below. In general, we expect that our income and expenses related to our real estate investments will increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income (“NOI”). For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018
The following table summarizes the consolidated results of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Change $	Change %
Total revenues	$10,339,434	$9,229,616	$1,109,818	12%
Operating, maintenance and management	(2,488,059)	(2,554,111)	66,052	3%
Real estate taxes and insurance	(1,673,941)	(1,240,072)	(433,869)	(35)%
Fees to affiliates	(2,349,660)	(1,400,171)	(949,489)	(68)%
Depreciation and amortization	(3,839,087)	(4,233,745)	394,658	9%
Interest expense	(3,439,080)	(2,684,924)	(754,156)	(28)%
Loss on debt extinguishment	(167,469)	—	(167,469)	100%
General and administrative expenses	(912,830)	(642,959)	(269,871)	(42)%
Net loss	$(4,530,692)	$(3,526,366)	$(1,004,326)	(28)%

NOI(1)	$5,400,632	$5,057,527	$343,105	7%
FFO(2)	$(691,824)	$707,379	$(1,399,203)	(198)%
MFFO(2)	$(449,331)	$543,009	$(992,340)	(183)%
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

PART I — FINANCIAL INFORMATION (continued)

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
Net loss
For the three months ended June 30, 2019, we had a net loss of $4,530,692 compared to a net loss of $3,526,366 for the three months ended June 30, 2018. The increase in net loss of $1,004,326 over the comparable prior year period was primarily due to the increase in real estate taxes and insurance of $433,869, the increase in fees to affiliates of $949,489, the increase in interest expense of $754,156, loss on debt extinguishment of $167,469 and the increase in general and administrative expenses of $269,871, partially offset by the increase in total revenues of $1,109,818, the decrease in operating, maintenance and management expenses of $66,052 and the decrease in depreciation and amortization expense of $394,658.
Total revenues
Total revenues were $10,339,434 for the three months ended June 30, 2019, compared to $9,229,616 for the three months ended June 30, 2018. The increase of $1,109,818 was primarily due to experiencing a full period of operations in respect of the acquisition of the one multifamily property acquired during the three months ended June 30, 2018 and the increase in average monthly rents per unit from $1,117 as of June 30, 2018, to $1,165 as of June 30, 2019, partially offset by a decrease in occupancy from 93.3% as of June 30, 2018 to 93.1% as of June 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2019, were $2,488,059 compared to $2,554,111 for the three months ended June 30, 2018. The decrease of $66,052 was primarily due to a decrease in repairs and maintenance expenses during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. We expect these amounts to decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,673,941 for the three months ended June 30, 2019, compared to $1,240,072 for the three months ended June 30, 2018. The increase of $433,869 was due to increases in real estate taxes as a result of increases in assessed values in Georgia during the three months ended June 30, 2019. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $2,349,660 for the three months ended June 30, 2019, compared to $1,400,171 for the three months ended June 30, 2018. The increase of $949,489 was primarily due to loan coordination fees payable to our advisor of $711,458 from the refinancing of three multifamily properties during the three months ended June 30, 2019, and to a lesser extent from an increase in investment management fees as a result of the increase in the cost of investment from additions to our real estate assets. We expect fees to affiliates related to the ongoing management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $3,839,087 for the three months ended June 30, 2019, compared to $4,233,745 for the three months ended June 30, 2018. The decrease of $394,658 was primarily due to the decrease in amortization of tenant origination and absorption costs, partially offset by the net increase in depreciable and amortizable assets of $5,730,706 since June 30, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

PART I — FINANCIAL INFORMATION (continued)

Interest expense
Interest expense for the three months ended June 30, 2019, was $3,439,080 compared to $2,684,924 for the three months ended June 30, 2018. The increase of $754,156 was primarily due to additional mortgage notes payable, net of $7,508,157 since June 30, 2018, in connection with the refinancing of three multifamily properties during the three months ended June 30, 2019, and increases in LIBOR from the prior year period that impacts our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $62,924 and $57,488 and loan costs of $171,163 and $0 for the three months ended June 30, 2019 and 2018, respectively. Interest expense included unrealized loss on derivative instruments of $75,024 for the three months ended June 30, 2019 compared to an unrealized gain of $165,411 for the three months ended June 30, 2018. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2019, was $167,469 compared to $0 for the three months ended June 30, 2018. These expenses consisted of the expense of deferred financing costs, net related to the refinancing of one mortgage note payable during the three months ended June 30, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2019, were $912,830 compared to $642,959 for the three months ended June 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $269,871 was due to the increase in legal costs, transfer agent fees and director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenue.
Consolidated Results of Operations for the Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018
The following table summarizes the consolidated results of operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	Change $	Change %
Total revenues	$20,289,865	$18,061,792	$2,228,073	12%
Operating, maintenance and management	(4,964,102)	(4,878,029)	(86,073)	(2)%
Real estate taxes and insurance	(3,178,840)	(2,643,426)	(535,414)	(20)%
Fees to affiliates	(3,943,158)	(2,746,011)	(1,197,147)	(44)%
Depreciation and amortization	(7,608,960)	(8,937,370)	1,328,410	15%
Interest expense	(6,937,608)	(4,910,295)	(2,027,313)	(41)%
Loss on debt extinguishment	(167,469)	—	(167,469)	(100)%
General and administrative expenses	(2,099,928)	(1,397,861)	(702,067)	(50)%
Net loss	$(8,610,200)	$(7,451,200)	$(1,159,000)	(16)%

NOI(1)	$10,756,551	$9,808,151	$948,400	10%
FFO(2)	$(1,001,679)	$1,486,170	$(2,487,849)	(167)%
MFFO(2)	$(469,594)	$944,232	$(1,413,826)	(150)%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net loss
For the six months ended June 30, 2019, we had a net loss of $8,610,200 compared to $7,451,200 for the six months ended June 30, 2018. The increase in net loss of $1,159,000 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $86,073, the increase in real estate taxes and insurance of $535,414, the increase in fees to affiliates of $1,197,147, the increase in interest expense of $2,027,313, loss on debt extinguishment of $167,469 and the increase in general and administrative expenses of $702,067, partially offset by the increase in total revenues of $2,228,073 and the decrease in depreciation and amortization expense of $1,328,410.
Total revenues
Total revenues were $20,289,865 for the six months ended June 30, 2019, compared to $18,061,792 for the six months ended June 30, 2018. The increase of $2,228,073 was primarily due to experiencing a full period of operations with respect to the acquisition of the one multifamily property acquired during the six months ended June 30, 2018 and the increase in average monthly rents per unit from $1,117 as of June 30, 2018, to $1,165 as of June 30, 2019, partially offset by a decrease in occupancy from 93.3% as of June 30, 2018 to 93.1% as of June 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $4,964,102 for the six months ended June 30, 2019, compared to $4,878,029 for the six months ended June 30, 2018. The increase of $86,073 was primarily due an increase in payroll expenses during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $3,178,840 for the six months ended June 30, 2019, compared to $2,643,426 for the six months ended June 30, 2018. The increase of $535,414 was due to increases in real estate taxes as a result of increases in assessed values in Georgia during the six months ended June 30, 2019. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $3,943,158 for the six months ended June 30, 2019, compared to $2,746,011 for the six months ended June 30, 2018. The increase of $1,197,147 was primarily due to loan coordination fees payable to our advisor of $711,458 from the refinancing of three multifamily properties during the six months ended June 30, 2019, and to a lesser extent from an increase in investment management fees as a result of the increase in the cost of investment from additions to our real estate assets. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $7,608,960 for the six months ended June 30, 2019, compared to $8,937,370 for the six months ended June 30, 2018. The decrease of $1,328,410 was primarily due to the decrease in amortization of tenant origination and absorption costs, partially offset by the net increase in depreciable and amortizable assets of $5,730,706 since June 30, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2019 was $6,937,608 compared to $4,910,295 for the six months ended June 30, 2018. The increase of $2,027,313 was primarily due to additional mortgage notes payable, net of $7,508,157 since June 30, 2018, in connection with the refinancing of three multifamily properties during the six months ended June 30, 2019, increases in LIBOR from the prior year period that impacts our variable rate loans and the increase in unrealized losses on derivative instruments of $(909,341), from the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Also included in interest expense is the amortization of deferred financing costs of $121,502 and $113,103 and loan costs of $171,163 and $0, respectively, for the six months ended June 30, 2019 and 2018. Our interest expense in future periods will

PART I — FINANCIAL INFORMATION (continued)

vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2019, was $167,469 compared to $0 for the six months ended June 30, 2018. These expenses consisted of the expense of deferred financing costs, net related to the refinancing of one mortgage note payable during the six months ended June 30, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2019, were $2,099,928 compared to $1,397,861 for the six months ended June 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $702,067 was due to the increase in legal costs, transfer agent fees, overhead costs and director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenues.
Property Operations for the Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2018. As of June 30, 2019, nine properties were categorized as a same-store property.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Change $	Change %
Same-store property:
Revenues	$9,335,453	$8,991,950	$343,503	4%
Operating expenses	4,392,641	4,082,634	310,007	8%
NOI	4,942,812	4,909,316	33,496	1%

Non-same-store properties:
NOI	457,819	148,211	309,608

Total NOI(1)	$5,400,631	$5,057,527	$343,104
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store NOI for the three months ended June 30, 2019, was $4,942,812 compared to $4,909,316 for the three months ended June 30, 2018. The 1% increase in same-store NOI was primarily the result of a 4% increase in same-store revenues, partially offset by an 8% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2019, were $9,335,453 compared to $8,991,950 for the three months ended June 30, 2018. The increase of 4% in same-store revenues was primarily due to the increase in average rent at the same-store properties from $1,103 as of June 30, 2018, to $1,152 as of June 30, 2019, as a result of ordinary monthly rent increases and the implementation of our value-enhancement strategy, partially offset by a decrease in occupancy from 93.5% as of June 30, 2018 to 92.8% as of June 30, 2019.

PART I — FINANCIAL INFORMATION (continued)

Operating Expenses
Same-store operating expenses for the three months ended June 30, 2019, were $4,392,641 compared to $4,082,634 for the three months ended June 30, 2018. The increase of 8% in same-store operating expenses was primarily attributable to increases in property taxes.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,530,692)	$(3,526,366)	$(8,610,200)	$(7,451,200)
Fees to affiliates(1)	1,818,631	1,022,265	2,919,781	2,013,825
Depreciation and amortization	3,839,087	4,233,745	7,608,960	8,937,370
Interest expense	3,439,080	2,684,924	6,937,608	4,910,295
Loss on debt extinguishment	167,469	—	167,469	—
General and administrative expenses	912,830	642,959	2,099,928	1,397,861
Other gains(2)	(245,773)	—	(366,995)	—
NOI	$5,400,632	$5,057,527	$10,756,551	$9,808,151
____________________

(1)
Fees to affiliates for the three and six months ended June 30, 2019, exclude property management fees of $308,839 and $633,570 and other reimbursements of $222,190 and $389,807, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2018, exclude property management fees of $291,302 and $557,909 and other reimbursements of $86,604 and $174,277, respectively, that are included in NOI.

(2) Other gains for the three and six months ended June 30, 2019 include non-recurring insurance claim recoveries and interest income that are not included in NOI. There was no other gain activity for the three and six months ended June 30, 2018.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(4,530,692)	$(3,526,366)	$(8,610,200)	$(7,451,200)
Depreciation of real estate assets	3,838,868	3,409,586	7,608,521	6,666,168
Amortization of lease-related costs	—	824,159	—	2,271,202
FFO	(691,824)	707,379	(1,001,679)	1,486,170
Acquisition fees and expenses(1)(2)	—	1,041	—	2,787
Unrealized loss (gain) on derivative instruments	75,024	(165,411)	364,616	(544,725)
Loss on debt extinguishment	167,469	—	167,469	—
MFFO	$(449,331)	$543,009	$(469,594)	$944,232
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

(2)
Acquisition expenses for the three and six months ended June 30, 2019 and 2018, of $0 and $0 and $1,041 and $2,787, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. No acquisition fees were incurred that did not meet the criteria for capitalization under ASU 2017-01 for the three and six months ended June 30, 2019 and 2018.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

PART I — FINANCIAL INFORMATION (continued)

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2019, the fair value of our fixed rate debt was $221,028,000 and the carrying value of our fixed rate debt was $218,016,861. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated at June 30, 2019. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instrument, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2019, the fair value of our variable rate debt was $69,893,485 and the carrying value of our variable rate debt was $69,456,757. At June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $69,456,757 of our outstanding variable rate debt. Based on interest rates as of June 30, 2019, if interest rates are 100 basis points higher during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase by $708,911 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would decrease by $708,911.
At June 30, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.91% and 4.67%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.09% at June 30, 2019. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2019 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2019, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of June 30, 2019, were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) of our unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide

PART I — FINANCIAL INFORMATION (continued)

only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below there have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 15, 2019.
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.

The Merger is currently expected to close in the first quarter of 2020, assuming that all of the conditions in the STAR III Merger Agreement are satisfied or waived. The STAR III Merger Agreement provides that either we or STAR may terminate the STAR III Merger Agreement if the Merger has not occurred by April 30, 2020. Certain events may delay the completion of the Merger or result in a termination of the STAR III Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the affirmative vote of holders of not less than a majority of all outstanding shares of our common stock as of the record date for the special meeting of our stockholders to approve the Merger and an amendment to our charter to delete certain provisions regarding roll-up transactions. We cannot assure our stockholders that the conditions to the completion of the Merger will be satisfied or waived, or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the STAR III Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.

Failure to complete the Merger in a timely manner or at all could negatively impact the value of our common stock and the future value of our business and financial results.

The completion of the Merger is subject to various conditions, including, among other things, the approval by our stockholders, the absence of any governmental order prohibiting the consummation of the Merger, the accuracy of the representations and warranties contained in the STAR III Merger Agreement (subject to certain materiality qualifications), compliance with the covenants and agreements in the STAR III Merger Agreement in all material respects, and the absence of any material adverse effect on us. If the Merger is not completed, our ongoing business could be adversely affected, and we will be subject to several risks, including being required, under certain circumstances, to pay (i)(A) up to $2,660,000 in termination fee to STAR if such termination occurs no later than five business days after (x) the Go Shop Period End Time or (y) the end of the specified period for negotiations with STAR following notice (received within five business days of the Go Shop Period End Time) that we intend to enter into a Superior Proposal, as defined in the STAR III Merger Agreement, or (B) up to $5,320,000 in termination fee to STAR if it occurred thereafter.

In addition, whether or not the Merger is completed, we are subject to several risks, including but not limited to:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diverting management attention and resources from operational matters and other strategic opportunities toward implementing the Merger.

If the Merger is not completed, these risks could negatively impact the estimated value of our common stock, the future value of our business and our financial results.

The announcement and pendency of the Merger could adversely affect our business and operations.

Due to operating covenants in the STAR III Merger Agreement, we may have difficulty, during the pendency of the Merger, to pursue certain strategic transactions, acquire new properties, undertake certain significant capital projects, undertake

PART II — OTHER INFORMATION (continued)

certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.

We have not identified another opportunity to provide liquidity to our stockholders other than the Merger. If we do not complete the Merger, our stockholders’ ability to sell or otherwise dispose of their shares would continue to be limited.

If the Merger is not completed, our stockholders will not receive the right to receive 1.430 shares of STAR Common Stock for each share of our common stock. In addition, if the Merger is not completed, we may continue as an operating company, or our board of directors may pursue other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Merger. In addition, there currently is no public market for shares of our common stock and there is no assurance that a public market may develop. Our Charter also prohibits the ownership of more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit our stockholders’ ability to sell or otherwise dispose of their shares of our common stock. Furthermore, our board of directors limited our share repurchase program in connection with the Merger, and we do not anticipate that our board of directors will fully resume our share repurchase program while the Merger is pending. As a result, if we do not complete the Merger, our stockholders may have to hold their shares for an indefinite period of time or, if a stockholder is able to sell its shares, it likely would have to sell them at a substantial discount to the price paid for the shares. If our share repurchase program would be opened up to all stockholders, the program would contain numerous restrictions that would limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program.

The STAR III Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

Except for a go shop period that expires on September 19, 2019, the STAR III Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly facilitate, encourage or assist any acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, STAR generally has an opportunity to offer to modify the terms of the STAR III Merger Agreement in response to such proposal before our board of directors may change, withdraw, or modify its recommendation to our stockholders in response to such acquisition proposal or terminate the STAR III Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the STAR III Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of approximately $2.7 million in connection with a transaction initiated during the go-shop process, or approximately $5.3 million in connection with a transaction initiated after the go-shop process. In addition, our advisor agreed to waive its right to receive a disposition fee in connection with the Merger. In the event the STAR III Merger Agreement is not consummated, we would be responsible for paying a disposition fee in connection with any other competing transaction.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the STAR III Merger Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act.

PART II — OTHER INFORMATION (continued)

During the three months ended June 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2019	7,094	—	$—	(4)
May 2019	16,078	30,020	21.97	(4)
June 2019	8,071	—	—	(4)
	31,243	30,020
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2019, we had 31,243 shares, representing outstanding and unfulfilled repurchase requests of 20,230 Class A shares and 11,013 Class T shares, all of which were fulfilled on July 31, 2019.

(2)	For three months ended June 30, 2019, we repurchased shares at prices determined as follows:

•	92.5% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least one year;

•	95.0% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least two years;

•	97.5% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least three years; and

•	100% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or disability will be equal to the average issue price per share for all of the stockholder’s shares. The required one-year holding period does not apply to repurchases requested within 270 days after the death or disability of a stockholder.

(3)	For the three months ended June 30, 2019, the sources of the cash used to repurchase shares were 100% from existing cash and cash equivalents.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of August  5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P., SIII Subsidiary, LLC, Steadfast Apartment REIT III, Inc. and Steadfast Apartment REIT III Operating Partnership, L.P. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55772) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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

10.2
Multifamily Loan and Security Agreement (Non-Recourse), made as of May 31, 2019, by and between STAR III Bristol Village, LLC and Berkeley Point Capital LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.3
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 31, 2019, by and between STAR III Bristol Village, LLC and Berkeley Point Capital LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.4
Assignment of Management Agreement, dated May 31, 2019, by and among STAR III Bristol Village, LLC, Berkeley Point Capital, LLC d/b/a Newmark Knight Frank and Steadfast Management Company, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.5
Guaranty, dated May 31, 2019, by Steadfast Apartment REIT III, Inc. for the benefit of Berkeley Point Capital, LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.6
Multifamily Note, made as of May 31, 2019, by STAR III Bristol Village, LLC, in favor of Berkeley Point Capital, LLC d/b/a Newmark Knight Frank (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.7
Multifamily Loan and Security Agreement (Non-Recourse), made as of May 31, 2019, by and between STAR III Sweetwater, LLC and Berkeley Point Capital, LLC d/b/a Newmark Knight Frank (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

PART II — OTHER INFORMATION (continued)

10.8
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 31, 2019, by and between STAR III Sweetwater, LLC and Berkeley Point Capital LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.9
Assignment of Management Agreement, dated May 31, 2019, by and among STAR III Sweetwater, LLC, Berkeley Point Capital, LLC d/b/a Newmark Knight Frank and Steadfast Management Company, Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.10
Guaranty, dated as of May 31, 2019, by Steadfast Apartment REIT III, Inc. for the benefit of Berkeley Point Capital LLC d/b/a Newmark Knight Frank (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.11
Multifamily Note, made as of May 31, 2019, by STAR III Sweetwater, LLC, in favor of Berkeley Point Capital LLC d/b/a Newmark Knight Frank (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.12
Multifamily Loan and Security Agreement (Non-Recourse), made as of May 31, 2019, by and between STAR III Vista Ridge, LLC and PNC Bank, National Association (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.13
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of May 31, 2019, by and between STAR III Vista Ridge, LLC and PNC Bank, National Association (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.14
Assignment of Management Agreement, dated May 31, 2019, by and among STAR III Vista Ridge, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.15
Guaranty, dated May 31, 2019, by Steadfast Apartment REIT III, Inc. for the benefit of PNC Bank, National Association (included as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.16
Multifamily Note, made as of May 31, 2019, by STAR III Vista Ridge, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed June 6, 2019 and incorporated herein by reference).

10.17
First Amendment to the Agreement of Limited Partnership of STAR III Operating Partnership, dated August 5, 2019 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55772) filed with the SEC on August 6, 2019, and incorporated herein by reference).

10.18
Termination Agreement, dated as of August 5, 2019, by and among Steadfast Apartment REIT III, Inc. and Steadfast Apartment Advisor III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55772) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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
99.1
Amended and Restated Share Repurchase Program (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-55772) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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

Steadfast Apartment REIT III, Inc.

Date:	August 13, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)