Form 10-Q
period 2019-09-30
Steadfast Apartment REIT III, Inc.
filed 2019-11-08
CIK 1651286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2019, there were 3,466,447 shares of the Registrant’s Class A common stock issued and outstanding, 475,208 shares of the Registrant’s Class R common stock issued and outstanding and 4,628,177 shares of the Registrant’s Class T common stock issued and outstanding.

STEADFAST APARTMENT REIT III, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$45,908,171	$45,908,171
Building and improvements	362,143,004	355,780,664
Total real estate, cost	408,051,175	401,688,835
Less accumulated depreciation and amortization	(32,960,809)	(21,387,012)
Total real estate, net	375,090,366	380,301,823
Cash and cash equivalents	21,803,455	35,628,660
Restricted cash	3,863,665	3,729,649
Rents and other receivables	1,380,692	515,569
Other assets	647,514	906,700
Total assets	$402,785,692	$421,082,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$7,850,899	$7,520,803
Mortgage notes payable, net	287,517,455	280,086,921
Distributions payable	1,056,993	1,169,815
Due to affiliates	636,953	4,898,804
Total liabilities	297,062,300	293,676,343
Commitments and contingencies (Note 9)
Redeemable common stock	4,149,979	6,570,093
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 480,000,000 shares authorized, 3,466,447 and 3,516,990 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	34,666	35,171
Class R common stock, $0.01 par value per share; 240,000,000 shares authorized, 475,208 and 474,076 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,753	4,742
Class T common stock, $0.01 par value per share; 480,000,000 shares authorized, 4,630,865 and 4,620,317 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	46,310	46,204
Additional paid-in capital	172,930,174	170,763,927
Cumulative distributions and net losses	(71,442,490)	(50,014,079)
Total stockholders’ equity	101,573,413	120,835,965
Total liabilities and stockholders’ equity	$402,785,692	$421,082,401

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$10,274,865	$9,851,463	$30,070,531	$27,775,041
Other income	237,254	53,548	731,453	191,762
Total revenues	10,512,119	9,905,011	30,801,984	27,966,803
Expenses:
Operating, maintenance and management	3,032,045	2,829,019	7,996,145	7,707,048
Real estate taxes and insurance	1,244,074	1,198,477	4,422,914	3,841,903
Fees to affiliates	1,643,653	1,528,770	5,586,812	4,274,781
Depreciation and amortization	3,965,495	3,866,775	11,574,455	12,804,145
Interest expense	3,077,197	2,998,775	10,014,805	7,909,070
Loss on debt extinguishment	—	—	167,469	—
General and administrative expenses	1,582,320	1,039,453	3,682,249	2,437,314
Total expenses	14,544,784	13,461,269	43,444,849	38,974,261
Loss before other income	(4,032,665)	(3,556,258)	(12,642,865)	(11,007,458)
Other income:
Other income	875,000	—	875,000	—
Total other income	875,000	—	875,000	—
Net loss	$(3,157,665)	$(3,556,258)	$(11,767,865)	$(11,007,458)

Net loss attributable to Class A common stockholders — basic and diluted	$(1,277,305)	$(1,464,767)	$(4,772,019)	$(4,620,899)
Net loss per Class A common share — basic and diluted	$(0.37)	$(0.40)	$(1.37)	$(1.34)
Weighted average number of Class A common shares outstanding — basic and diluted	3,471,013	3,397,330	3,490,700	3,185,507

Net loss attributable to Class R common stockholders — basic and diluted	$(174,873)	$(190,984)	$(649,931)	$(566,814)
Net loss per Class R common share — basic and diluted	$(0.37)	$(0.41)	$(1.37)	$(1.40)
Weighted average number of Class R common shares outstanding — basic and diluted	475,208	442,962	475,420	390,744

Net loss attributable to Class T common stockholders — basic and diluted	$(1,705,487)	$(1,900,505)	$(6,345,915)	$(5,819,746)
Net loss per Class T common share — basic and diluted	$(0.37)	$(0.46)	$(1.37)	$(1.54)
Weighted average number of Class T common shares outstanding — basic and diluted	4,634,576	4,407,966	4,641,994	4,011,955

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 1, 2019	3,486,677	$34,868	475,208	$4,753	4,641,877	$46,420	$172,920,483	$(65,039,663)	$107,966,861
Transfers from redeemable common stock	—	—	—	—	—	—	667,887	—	667,887
Repurchase of common stock	(20,230)	(202)	—	—	(11,012)	(110)	(667,575)	—	(667,887)
Distributions declared ($0.378 per share of common stock)	—	—	—	—	—	—	—	(3,245,162)	(3,245,162)
Amortization of stock-based compensation	—	—	—	—	—	—	9,379	—	9,379
Net loss	—	—	—	—	—	—	—	(3,157,665)	(3,157,665)
BALANCE, September 30, 2019	3,466,447	$34,666	475,208	$4,753	4,630,865	$46,310	$172,930,174	$(71,442,490)	$101,573,413

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	3,516,990	$35,171	474,076	$4,742	4,620,317	$46,204	$170,763,927	$(50,014,079)	$120,835,965
Issuance of common stock	15,487	155	1,845	18	31,246	313	1,094,470	—	1,094,956
Transfers from redeemable common stock	—	—	—	—	—	—	2,951,937	—	2,951,937
Repurchase of common stock	(66,030)	(660)	(713)	(7)	(20,698)	(207)	(1,922,409)	—	(1,923,283)
Distributions declared ($1.122 per share of common stock)	—	—	—	—	—	—	—	(9,660,546)	(9,660,546)
Amortization of stock-based compensation	—	—	—	—	—	—	42,249	—	42,249
Net loss	—	—	—	—	—	—	—	(11,767,865)	(11,767,865)
BALANCE, September 30, 2019	3,466,447	$34,666	475,208	$4,753	4,630,865	$46,310	$172,930,174	$(71,442,490)	$101,573,413

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 1, 2018	3,276,197	$32,764	409,536	$4,096	4,174,825	$41,749	$157,467,255	$(36,027,454)	$121,518,410
Issuance of common stock	223,987	2,238	61,977	620	407,697	4,076	16,534,178	—	16,541,112
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(1,273,060)	—	(1,273,060)
Transfers to redeemable common stock	—	—	—	—	—	—	(1,241,466)	—	(1,241,466)
Repurchase of common stock	(2,543)	(25)	—	—	(420)	(4)	(67,192)	—	(67,221)
Other offering costs to affiliates	—	—	—	—	—	—	(735,217)	—	(735,217)
Distributions declared ($0.378, $0.361, $0.313 per share of Class A, R, and T common stock, respectively)	—	—	—	—	—	—	—	(2,823,452)	(2,823,452)
Amortization of stock-based compensation	—	—	—	—	—	—	35,613	—	35,613
Net loss	—	—	—	—	—	—	—	(3,556,258)	(3,556,258)
BALANCE, September 30, 2018	3,497,641	$34,977	471,513	$4,716	4,582,102	$45,821	$170,720,111	$(42,407,164)	$128,398,461

	Common Stock						Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Class A		Class R		Class T
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	2,887,731	$28,878	309,518	$3,096	3,369,991	$33,700	$131,822,585	$(23,683,752)	$108,204,507
Issuance of common stock	627,053	6,271	165,603	1,656	1,213,848	12,138	47,966,611	—	47,986,676
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	(3,673,948)	—	(3,673,948)
Transfers to redeemable common stock	—	—	—	—	—	—	(2,804,736)	—	(2,804,736)
Repurchase of common stock	(17,143)	(172)	(3,608)	(36)	(1,737)	(17)	(513,836)	—	(514,061)
Other offering costs to affiliates	—	—	—	—	—	—	(2,140,104)	—	(2,140,104)
Distributions declared ($1.122, $1.070, $0.928 per share of Class A, R, and T common stock, respectively)	—	—	—	—	—	—	—	(7,715,954)	(7,715,954)
Amortization of stock-based compensation	—	—	—	—	—	—	63,539	—	63,539
Net loss	—	—	—	—	—	—	—	(11,007,458)	(11,007,458)
BALANCE, September 30, 2018	3,497,641	$34,977	471,513	$4,716	4,582,102	$45,821	$170,720,111	$(42,407,164)	$128,398,461

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(11,767,865)	$(11,007,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,574,455	12,804,145
Amortization of deferred financing costs	192,333	174,120
Amortization of stock-based compensation	42,249	63,539
Amortization of stock-based annual compensation	—	13,750
Loss on debt extinguishment	167,469	—
Change in fair value of interest rate cap agreements	375,637	(665,445)
Insurance claim recoveries	(217,188)	—
Changes in operating assets and liabilities:
Rents and other receivables	(940,123)	(145,202)
Other assets	(75,869)	(183,634)
Accounts payable and accrued liabilities	553,799	764,990
Due to affiliates	(574,806)	(1,520,404)
Net cash (used in) provided by operating activities	(669,909)	298,401
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(30,118,698)
Additions to real estate investments	(6,101,689)	(3,967,275)
Escrow deposits for pending real estate acquisitions	—	(1,000,000)
Proceeds from insurance claims	292,188	—
Cash used in investing activities	(5,809,501)	(35,085,973)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	94,861,000	21,545,000
Principal payments on notes payable	(87,148,994)	—
Proceeds from issuance of Class A common stock	—	14,012,729
Proceeds from issuance of Class R common stock	—	3,597,999
Proceeds from issuance of Class T common stock	—	26,788,418
Payments of commissions on sale of common stock and related dealer manager fees	—	(3,548,440)
Reimbursement of other offering costs to affiliates	(3,680,816)	(1,810,661)
Payment of deferred financing costs	(641,104)	(163,083)
Payment of debt extinguishment costs	(170)	—
Distributions to common stockholders	(8,678,412)	(3,919,077)
Repurchase of common stock	(1,923,283)	(514,061)
Net cash (used in) provided by financing activities	(7,211,779)	55,988,824
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,691,189)	21,201,253
Cash, cash equivalents and restricted cash, beginning of period	39,358,309	19,878,953
Cash, cash equivalents and restricted cash, end of period	$25,667,120	$41,080,206

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,543,472	$8,060,622
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$1,056,993	$952,683
Amounts receivable from transfer agent for Class A common stock	$—	$45,100
Amounts payable to affiliates for other offering costs	$—	$735,217
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,094,956	$3,590,554
Redeemable common stock	$4,149,979	$5,714,167
Redemptions payable	$64,000	$81,708
Accounts payable and accrued liabilities from additions to real estate investments	$534,961	$104,915
Due to affiliates from additions to real estate investments	$16,746	$21,884
Due to affiliates from distribution and shareholder servicing fee	$—	$3,063,646
Operating lease right-of-use assets, net	$38,794	$—
Operating lease liabilities, net	$41,240	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The Company owns and operates a portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2019, the Company owned ten multifamily properties comprising a total of 2,775 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
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
As of August 31, 2018, the date the Company terminated its Primary Offering, it had issued 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in the Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. The Company suspended the DRP on February 5, 2019, effective beginning with distributions that accrued on February 1, 2019. As of September 30, 2019, the Company had issued 3,528,797 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,978 shares of Class T common stock in the Public Offering for gross proceeds of $86,834,671, $10,788,788 and $110,559,107, respectively, and $208,182,566 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to the DRP for gross offering proceeds of $3,691,826, $306,640 and $5,150,991, respectively.
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
September 30, 2019
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
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and owns a 99.99% partnership interest in the Operating Partnership. The Advisor is the sole limited partner of and owns the remaining 0.01% partnership interest in the Operating Partnership. The Company and the Advisor entered into the Amended and Restated Agreement of Limited Partnership of the Operating Partnership on July 25, 2016 (as amended, the “Partnership Agreement”). As the Company accepted subscriptions for shares of its common stock in the Public Offering, the Company transferred substantially all of the net offering proceeds from the Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately.
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
Pending Merger with Steadfast Apartment REIT, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT, Inc. (“STAR”), a public non-traded REIT sponsored by the Sponsor, the Operating Partnership, Steadfast Apartment REIT Operating Partnership, L.P., the operating partnership of STAR (“STAR Operating Partnership”), and SIII Subsidiary, LLC, a wholly-owned subsidiary STAR (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub (the “Merger”), with STAR III Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of STAR III shall cease.
At the effective time of the Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of the Company’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 1.430 shares of STAR common stock, $0.01 par value per share (“STAR Common Stock”).
The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the approval of the Merger and of an amendment to the Company’s Second Articles of Amendment and Restatement (the “Charter”) to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the Company’s Common Stock (the “STAR III Stockholder Approval”).
The Company (with the prior approval of the special committee of its board of directors) may terminate the STAR III Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

defined in the STAR III Merger Agreement) at any time prior to receipt by the Company of the STAR III Stockholder Approval pursuant to the terms of the STAR III Merger Agreement. STAR may terminate the STAR III Merger Agreement at any time prior to the receipt of the STAR III Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the STAR III Merger Agreement).
If the STAR III Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, the Company must pay STAR a termination fee $5,320,000.
On August 5, 2019, STAR, Steadfast Income REIT, Inc. (“SIR”), a public non-traded REIT sponsored by the Sponsor, STAR Operating Partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR (“SIR Operating Partnership”), and SI Subsidiary, LLC, a wholly-owned subsidiary of STAR (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Subject to the terms and conditions of the SIR Merger Agreement, SIR will merge with and into SIR Merger Sub (the “SIR Merger”), with SIR Merger Sub surviving the SIR Merger, such that following the SIR Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the MGCL, the separate existence of SIR shall cease.
The consummation of the Merger is not contingent upon the completion of the SIR Merger and the consummation of the SIR Merger is not contingent upon the consummation of the Merger.
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
Concurrently with the entry into the STAR III Merger Agreement, the Company and the Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of August 5, 2019. Pursuant to the Termination Agreement, the Advisory Agreement will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, the Advisor agreed to waive any disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger and agreed to reimburse STAR III for its costs if the STAR III stockholders reject the Merger at a meeting of stockholders.
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
September 30, 2019
(unaudited)

Partnership is a VIE because the Advisor, as the limited partner, lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
September 30, 2019
(unaudited)

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,819	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$377,456	$—
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
The fair value of the mortgage notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2019 and December 31, 2018, the fair value of the mortgage notes payable, net was $289,032,608 and $279,945,659, respectively, compared to the carrying value of $287,517,455 and $280,086,921, respectively.
Distribution Policy
The Company elected to be taxed as, and qualifies as, a REIT commencing with the Company’s taxable year ended December 31, 2016. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company’s board of directors authorized a distribution to the holders of Class A shares and Class T shares, which began to accrue on May 19, 2016.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The Company’s board of directors also authorized a distribution to the holders of Class R shares, which began to accrue on August 2, 2016.
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
Distributions declared during the period from January 1, 2019 to September 30, 2019, were based on daily record dates and calculated at a rate of $0.004110 per Class A share, Class R share and Class T share per day. Each day during the period from May 19, 2016 to September 30, 2019, was a distribution record date with respect to Class A shares and Class T shares. Each day during the period from August 2, 2016 to September 30, 2019, was a distribution record date with respect to Class R shares.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2019, the Company declared distributions totaling $0.378 and $1.122 per Class A, R and T shares of common stock, respectively. During the three and nine months ended September 30, 2018, the Company declared distributions totaling $0.378 and $1.122 per Class A share of common stock, $0.361 and $1.070 per Class R share of common stock and $0.313 and $0.928 per Class T share of common stock, respectively.
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
September 30, 2019
(unaudited)

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
The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in the Company’s consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rental income (presentation prior to January 1, 2019)	$8,766,978	$24,742,738
Tenant reimbursements(1) (presentation prior to January 1, 2019)	1,084,485	3,032,303
Rental income (presentation effective January 1, 2019)	$9,851,463	$27,775,041
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
September 30, 2019
(unaudited)

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
The Company recognized $9,142,782 and $26,886,766 of rental income related to operating lease payments of which $9,142,782 and $26,886,766 was for variable lease payments for the three and nine months ended September 30, 2019.
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
September 30, 2019
(unaudited)

certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “the amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allowed the Company to adopt the amendment for the Company’s Form 10-Q for the period ended March 31, 2019. The Company adopted this guidance in the nine months ended September 30, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3.          Real Estate
As of September 30, 2019, the Company owned 10 multifamily properties comprised of a total of 2,775 apartment homes. The total acquisition price of the Company’s real estate portfolio was $400,252,928. As of September 30, 2019 and December 31, 2018, the Company’s portfolio was approximately 93.7% and 92.4% occupied and the average monthly rent was $1,183 and $1,136, respectively.
As of September 30, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	September 30, 2019
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$45,908,171	$362,143,004	$408,051,175
Less: Accumulated depreciation and amortization	—	(32,960,809)	(32,960,809)
Net investments in real estate	$45,908,171	$329,182,195	$375,090,366

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$45,908,171	$355,780,664	$401,688,835
Less: Accumulated depreciation and amortization	—	(21,387,012)	(21,387,012)
Net investments in real estate	$45,908,171	$334,393,652	$380,301,823
Depreciation and amortization expense was $3,965,495 and $11,574,455 for the three and nine months ended September 30, 2019, and $3,866,775 and $12,804,145 for the three and nine months ended September 30, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Depreciation of the Company’s buildings and improvements was $3,965,276 and $11,573,797 for the three and nine months ended September 30, 2019, and $3,638,560 and $10,304,728 for the three and nine months ended September 30, 2018, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0 and $0 for the three and nine months ended September 30, 2019, and $228,215 and $2,499,417 for the three and nine months ended September 30, 2018, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2018, all tenant origination and absorption costs were fully amortized and written off.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Operating Leases
As of September 30, 2019, the Company’s real estate portfolio comprised 2,775 apartment homes and was approximately 96.4% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,175,698 and $1,015,187 as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of September 30, 2019 and December 31, 2018, other assets consisted of:

	September 30, 2019	December 31, 2018
Prepaid expenses	$351,610	$262,850
Operating lease right-of-use assets, net	44,696	—
Interest rate cap agreements	1,819	377,456
Deposits	249,389	266,394
Other assets	$647,514	$906,700

Amortization of the Company’s operating lease initial direct costs was $219 and $658 for the three and nine months ended September 30, 2019, respectively. The Company had no operating lease initial direct costs for the three and nine months ended September 30, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2019 and December 31, 2018.

	September 30, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	3	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.47%	4.29%	$69,743,006
Fixed rate	7	8/1/2024 - 6/1/2029	3.73%	4.66%	3.91%	219,535,000
Mortgage notes payable, gross	10				4.00%	289,278,006
Deferred financing costs, net(2)						(1,760,551)
Mortgage notes payable, net						$287,517,455

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	6/1/2026 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.52%	4.86%	$156,892,000
Fixed rate	4	8/1/2024 - 6/1/2028	3.82%	4.66%	4.02%	124,674,000
Mortgage notes payable, gross	10				4.49%	281,566,000
Deferred financing costs, net(2)						(1,479,079)
Mortgage notes payable, net						$280,086,921
_________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs, net as of September 30, 2019 and December 31, 2018, was $490,533 and $361,008, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Refinancing Transactions
On May 31, 2019 (the “Closing Date”), three indirect wholly-owned subsidiaries of the Company (each, a “Borrower” and collectively the “Borrowers”) terminated the existing mortgage loans with their lenders for an aggregate principal amount of $87,122,000 and entered into new loan agreements (each, a “Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”) and Newmark Knight Frank (“Newmark” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $94,861,000 (the “Refinancing Transactions”). Each Borrower entered into a Loan Agreement with the applicable Lender pursuant to the Fannie Mae’s Green Execution Program (the “GEP”), as evidenced by a multifamily note. Pursuant to the GEP, the applicable Lender originates the mortgage loan and then transfers the loan to Fannie Mae. Each Loan Agreement provides for a term loan with a maturity date of June 1, 2029 (the “Maturity Date”), unless the Maturity Date is accelerated in accordance with the Loan terms. Each Loan with Newmark (each a “Newmark Loan” and, collectively the “Newmark Loans”) accrues interest at a fixed rate of 3.73% per annum. The loan with PNC Bank accrues interest at a fixed rate of 3.82% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the Maturity Date. Interest and principal payments on the Newmark Loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing July 1, 2019. The Company paid $491,655 in the aggregate in loan origination fees to the Lenders in connection with the Refinancing Transactions, and paid the Advisor a loan coordination fee of $711,459. The Loans are included in the mortgage notes payable table above as of September 30, 2019.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$289,278,006	$26,994	$374,945	$1,835,900	$2,611,190	$3,305,764	$281,123,213
_________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the deferred financing costs, net, associated with the notes payable.

The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. At September 30, 2019, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2019, the Company incurred interest expense of $3,077,197 and $10,014,805, respectively. Interest expense for the three and nine months ended September 30, 2019, includes amortization of deferred financing costs of $70,830 and $192,333, net unrealized losses from the change in fair value of interest rate cap agreements of $11,021 and $375,637, loan fees of $0 and $171,162 and interest rate cap proceeds of $0 and $1,668, respectively.
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
Interest expense of $968,011 and $1,064,648 was payable as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

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
Common Stock
The shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the MGCL and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
On August 24, 2015, the Company issued 8,000 shares of Class A common stock for $200,000 to the Advisor.
The following table reflects information regarding shares of common stock sold in the Public Offering from inception through September 30, 2019:

	September 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2019, and year ended December 31, 2018, for the restricted common stock issued to the Company’s independent directors pursuant to the independent directors’ compensation plan is as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Nonvested shares at the beginning of the period	5,250	5,250
Granted shares	—	3,000
Vested shares	(3,000)	(3,000)
Nonvested shares at the end of the period	2,250	5,250
Included in general and administrative expenses is $9,379 and $42,249 for the three and nine months ended September 30, 2019, and $35,613 and $63,539 for the three and nine months ended September 30, 2018, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $50,762. The weighted average remaining term of the restricted common stock was 1.19 years as of September 30, 2019. As of September 30, 2019, no shares of restricted common stock issued to the independent directors had been forfeited.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per Class A, Class R and Class T share of common stock under the DRP was initially $23.75, $22.50 and $22.62, respectively. On October 9, 2018, the Company’s board of directors approved a price per Class A, Class R and Class T share of common stock for the DRP of $22.54, effective November 1, 2018. The Company’s board of directors elected to suspend the DRP with respect to distributions that accrue after February 1, 2019. As a result, all distributions beginning with distributions that accrued in February 2019 are paid in cash. The Company’s board of directors may, from time to time in its sole discretion, reinstate the DRP, although there is no assurance as to if or when this will happen.
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
September 30, 2019
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
(2) For purposes of the share repurchase program, the “Estimated Value per Share” equals the most recent publicly disclosed estimated value per share determined by the Company’s board of directors. On October 12, 2018, the Company publicly disclosed an estimated value per share of $22.54 for each class of shares of its common stock based on valuations by independent third-party appraisers or qualified valuation experts.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The following table reflects repurchase activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	—	—	2,688	2,688	39,851	713	23,386	63,950
Repurchase requests (value)	$—	$—	$64,000	$64,000	$857,505	$14,841	$519,115	$1,391,461
Repurchases fulfilled (in shares)	20,230	—	11,012	31,242	66,030	713	20,698	87,441
Repurchase requests fulfilled (value)	$427,529	$—	$240,358	$667,887	$1,453,327	$14,841	$455,115	$1,923,283

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
Repurchase requests (in shares)	3,557	—	1,211	4,768	17,152	3,608	2,528	23,288
Repurchase requests (value)	$75,724	$—	$25,734	$101,458	$392,278	$75,097	$57,003	$524,378
Repurchases fulfilled (in shares)	2,543	—	420	2,963	17,143	3,608	1,737	22,488
Repurchase requests fulfilled (value)	$57,971	$—	$9,250	$67,221	$398,445	$75,097	$40,519	$514,061
In connection with the proposed Merger, on August 5, 2019, the board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied with repurchases made on repurchase dates (as defined in the Amended & Restated SRP) subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death or qualifying disability (as defined in the Amended & Restated SRP) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

As of September 30, 2019 and 2018, the Company had outstanding and unfulfilled repurchase requests of 2,688 (pursuant to the Amended & Restated SRP) and 3,857 shares of common stock and recorded $64,000 and $81,708 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the October 31, 2019 and 2018 repurchase dates, respectively.
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
For the three and nine months ended September 30, 2019, the Company reclassified $667,887 and $2,951,937, net of $667,887 and $1,923,283 of fulfilled repurchase requests pursuant to the share repurchase program from temporary equity to permanent equity, which are included as additional paid-in capital in the accompanying consolidated balance sheets. Pursuant to the share repurchase program for the three and nine months ended September 30, 2018, the Company reclassified $1,241,466 and $2,804,736, net of $67,221 and $514,061 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company’s expectation during its operational stage is that it will continue to declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Distributions Declared and Paid
The following table reflects per share daily distribution rates and annualized distribution rates for the first, second and third fiscal quarters of 2019 and 2018 :

	2019(1)			2018(1)
	1st Quarter	2nd Quarter	3rd Quarter	1st Quarter	2nd Quarter	3rd Quarter
Daily Distribution per Class A share(2)	$0.004110	$0.004110	$0.004110	$0.004110	$0.004110	$0.004110
Daily Distribution per Class R share(2)(3)	$0.004110	$0.004110	$0.004110	$0.00394521	$0.00394521	$0.00394521
Daily Distribution per Class T share(2)(4)	$0.004110	$0.004110	$0.004110	$0.003376	$0.003376	$0.003376
Annualized Rate Based on Purchase Price:
Per Class A share	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Per Class R share	6.67%	6.67%	6.67%	6.40%	6.40%	6.40%
Per Class T share	6.30%	6.30%	6.30%	5.17%	5.17%	5.17%
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

(3)
Distributions during the three and nine months ended September 30, 2018, were based on daily record dates and calculated at a rate of $0.00394521 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.27%. In some instances during the three and nine months ended September 30, 2018, the Company paid distributions at a rate of $0.00369863 per share of Class R common stock per day for Class R common stock subject to an annual distribution and shareholder servicing fee of 0.67%.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following tables reflect distributions declared and paid to Class A common stockholders, Class R common stockholders and Class T common stockholders for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	—	—	—	—	7,715	909	14,754	23,378
DRP distributions declared (value)	$—	$—	$—	$—	$173,894	$20,497	$332,562	$526,953
Cash distributions declared	1,313,225	179,679	1,752,258	3,245,162	3,744,962	512,916	4,875,715	9,133,593
Total distributions declared	$1,313,225	$179,679	$1,752,258	$3,245,162	$3,918,856	$533,413	$5,208,277	$9,660,546

DRP distributions paid (in shares)	—	—	—	—	15,487	1,845	31,246	48,578
DRP distributions paid (value)	$—	$—	$—	$—	$349,083	$41,587	$704,286	$1,094,956
Cash distributions paid	1,315,719	179,679	1,753,616	3,249,014	3,590,399	495,557	4,592,456	8,678,412
Total distributions paid	$1,315,719	$179,679	$1,753,616	$3,249,014	$3,939,482	$537,144	$5,296,742	$9,773,368

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2019
	Class A	Class R	Class T	Total	Class A	Class R	Class T	Total
DRP distributions declared (in shares)	21,257	2,304	35,041	58,602	59,385	6,014	94,730	160,129
DRP distributions declared (value)	$504,844	$51,845	$792,617	$1,349,306	$1,410,378	$135,315	$2,142,798	$3,688,491
Cash distributions declared	780,204	107,813	586,129	1,474,146	2,165,573	282,840	1,579,050	4,027,463
Total distributions declared	$1,285,048	$159,658	$1,378,746	$2,823,452	$3,575,951	$418,155	$3,721,848	$7,715,954

DRP distributions paid (in shares)	20,611	2,189	34,039	56,839	58,405	5,708	91,734	155,847
DRP distributions paid (value)	$489,496	$49,225	$769,966	$1,308,687	$1,387,118	$128,418	$2,075,018	$3,590,554
Cash distributions paid	763,808	102,915	563,745	1,430,468	2,122,328	270,739	1,526,010	3,919,077
Total distributions paid	$1,253,304	$152,140	$1,333,711	$2,739,155	$3,509,446	$399,157	$3,601,028	$7,509,631
As of September 30, 2019, $1,056,993 of distributions declared were payable and are included in distributions payable in the accompanying consolidated balance sheets, which included $427,412, $58,591 and $570,990 of Class A common stock, Class R common stock and Class T common stock, respectively, all of which were payable in cash.
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
As reflected in the table above, for the three and nine months ended September 30, 2019, the Company paid total distributions of $3,249,014 and $9,773,368, which related to distributions declared for each day in the period from June 1, 2019 through August 31, 2019 and December 1, 2018 through August 31, 2019, respectively.
For the three and nine months ended September 30, 2018, the Company paid total distributions of $2,739,155 and $7,509,631, which related to distributions declared for each day in the period from June 1, 2018 through August 31, 2018 and December 31, 2017 through August 31, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

7.          Related Party Arrangements
The Company entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company pays the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments) as well as make certain distributions in connection with the Company’s liquidation or listing on a national stock exchange. Subject to the limitations described below, the Company also reimbursed the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three and nine months ended September 30, 2019 and 2018, and amounts outstanding to the Advisor and its affiliates as of September 30, 2019 and December 31, 2018, are as follows:

	Incurred (Earned) For the		Incurred (Earned) For the
	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Prepaid) as of
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,113,302	$1,078,332	$3,321,625	$3,092,157	$1,010	$711,025
Loan coordination fees(1)	—	—	711,458	—	—	—
Property management:
Fees(1)	314,926	312,333	948,497	870,242	168,641	180,208
Reimbursement of onsite personnel(2)	955,838	940,688	2,818,693	2,537,790	287,998	187,936
Reimbursement of other(1)	215,425	138,105	605,232	312,382	11,078	11,173
Reimbursement of property operations(2)	7,033	8,350	22,325	22,215	—	—
Reimbursement of property G&A(3)	8,300	3,940	26,289	22,214	—	—
Other operating expenses(3)	284,313	285,162	917,922	861,533	151,480	105,491
Rental revenue(4)	(5,946)	(5,013)	(17,032)	(5,013)	—	—
Property insurance(5)	175,905	139,926	442,923	251,232	(108,393)	(40,276)
Insurance proceeds(6)	—	—	—	—	—	(75,000)
Consolidated Balance Sheets:
Assets
Capitalized
Acquisition fees(7)	—	—	—	624,854	—	—
Acquisition expenses(7)	—	—	—	161,423	—	—
Construction management:
Fees(8)	144,433	49,778	266,197	116,489	12,531	5,256
Reimbursements of labor costs(8)	34,553	91,823	113,137	299,152	4,215	16,899
Capital expenditures(8)	—	—	—	21,538	—	—
Additional paid-in capital
Other offering costs reimbursement	—	735,217	—	2,140,104	—	3,680,816
Selling commissions:
Class A	—	332,676	—	926,929	—	—
Class T	—	266,904	—	801,529	—	—
Dealer manager fees:
Class A	—	149,384	—	422,055	—	—
Class T	—	222,420	—	667,939	—	—
Distribution and shareholder servicing fee:
Class R(9)	—	22,667	—	42,572	—	—
Class T(9)	—	279,009	—	812,924	—	—
	$3,248,082	$5,051,701	$10,177,266	$15,002,260	$528,560	$4,783,528

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

(7)
Included in total real estate, cost in the accompanying consolidated balance sheets following the adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of Business (“ASU 2017-01”), as of January 1, 2017. ASU 2017-01 now forms part of ASC 805 Business Combinations (“ASC 805”).

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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Steadfast REIT Investments, LLC (the “Sponsor”) for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase program. From the commencement of the Public Offering through September 30, 2019 and December 31, 2018, the Advisor had incurred on the Company’s behalf $1,127,576 and $1,127,576, respectively, of costs attributable to Crossroads Capital Advisors for the services described above, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2019, is as follows:

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

(2)
Includes the distribution and shareholder servicing fees paid from inception through September 30, 2019, for Class R shares of 0.27% and 0.67% and Class T shares up to 1.125% of the purchase price per share sold in the Public Offering. The distribution and shareholder servicing fees were paid from sources other than Public Offering proceeds.

When recognized, organization costs are expensed as incurred. From inception through September 30, 2019, the Advisor incurred $26,980 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees and the distribution and shareholder servicing fees, were deferred and charged to stockholders’ equity. All such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds except for the distribution and shareholder servicing fees, which were paid from sources other than Public Offering proceeds. For the three and nine months ended September 30, 2019, the Advisor did not incur offering costs related to the Public Offering. For the three and nine months ended September 30, 2018, the Advisor incurred $395,373 and $4,420,040, respectively, of offering costs related to the Public Offering. The Advisor incurred total offering costs related to the Public Offering of $25,485,548 from inception through September 30, 2019, of which $17,875,513 was paid. The Company accrued $0 and $3,680,816 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Property Management Fees and Expenses
The Company entered into Property Management Agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at September 30, 2019, ranged from 2.75% to 3.0% of the gross revenue of the property (as defined in the Property Management Agreement). In addition, the Property Manager may also earn an incentive management fee equal to 1.0% of total collections based on performance metrics of the property. The Property Manager may subcontract with third-party property managers and will be responsible for supervising and compensating those third-party property managers and will be paid an oversight fee equal to 1.0% of the gross revenues of the property managed for providing such supervisory services. In no event will the Company pay its Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager. In the event of a termination of the Property Management Agreement by the Company without cause, the Company will pay a termination fee to the Property Manager equal to three months of the monthly management fee based on the average gross collections for the three months preceding the date of termination.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Construction Management Fees
The Company entered into Construction Management Agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements is equal to 6.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
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
September 30, 2019
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
As of September 30, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2019, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2019.
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
September 30, 2019
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
September 30, 2019
(unaudited)

monthly basis. If the Company does not provide this return, the Advisor will not receive this distribution. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs.

Pending Merger with STAR
Amendment to Operating Partnership Agreement
Concurrently with the entry into the STAR III Merger Agreement, the Company entered into an amendment (the “First Amendment”) to the Partnership Agreement with the Operating Partnership. The First Amendment will become effective at the earlier of (i) the date that the Company merges with and into STAR III Merger Sub and (ii) upon payment of certain consideration owed to the Advisor in connection with consummation of a Superior Proposal (as defined in the STAR III Merger Agreement). The purpose of the First Amendment is to revise the economic interests of the Advisor by providing that the Advisor will not receive any special allocations with respect to a “Special Limited Partner Interest” (as defined in the Partnership Agreement) pursuant to the Partnership Agreement.
Termination Agreement
Concurrently with the entry into the STAR III Merger Agreement, the Company and the Advisor entered into the Termination Agreement, effective as of August 5, 2019. Pursuant to the Termination Agreement, the current Advisory Agreement will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, the Advisor waived any disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger and agreed to reimburse STAR III for its costs if the STAR III stockholders reject the Merger at a meeting of stockholders.
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
The Company recorded stock-based compensation expense of $9,379 and $42,249 for the three and nine months ended September 30, 2019 and $35,613 and $63,539 for the three and nine months ended September 30, 2018, related to the independent directors’ restricted common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

In addition to the stock awards, the Company pays each of its independent directors annual compensation of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annually, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member and (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended within a 48-hour period). The Company’s independent directors may elect to receive the meeting fees and annual compensation to which they are entitled in shares of the Company’s common stock with an equivalent value. Such election shall be made by delivering a valid election form as prescribed in the independent directors’ compensation plan. Such election shall be irrevocable for the plan year. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $81,250 and $222,750 for the three and nine months ended September 30, 2019, respectively, and $285,363 and $432,289 for the three and nine months ended September 30, 2018, respectively, related to the independent directors’ annual compensation and attending board committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, $81,250 and $251,750 is included in accounts payable and accrued liabilities on the consolidated balance sheets, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following tables provide the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2019 and December 31, 2018:

September 30, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 12/1/2020	One-Month LIBOR	5	$151,192,000	2.02%	2.50%	$1,819

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2019 - 12/1/2020	One-Month LIBOR	6	$156,892,000	2.52%	2.59%	$377,456
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2019, resulted in an unrealized loss of $11,021 and $375,637, respectively, and for the three and nine months ended September 30, 2018, resulted in an unrealized gain of $120,720 and $665,445, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The Company acquired no interest rate cap agreements during the nine months ended September 30, 2019 and 2018. The fair value of the interest rate cap agreements of $1,819 and $377,456 as of September 30, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
Class A
On October 1, 2019, the Company paid distributions of $427,412, which related to distributions declared for each day in the period from September 1, 2019 through September 30, 2019. All such distributions were paid in cash.
On November 1, 2019, the Company paid distributions of $441,659, which related to distributions declared for each day in the period from October 1, 2019 through October 31, 2019. All such distributions were paid in cash.
Class R
On October 1, 2019, the Company paid distributions of $58,591, which related to distributions declared for each day in the period from September 1, 2019 through September 30, 2019. All such distributions were paid in cash.
On November 1, 2019, the Company paid distributions of $60,544, which related to distributions declared for each day in the period from October 1, 2019 through October 31, 2019. All such distributions were paid in cash.

Class T
On October 1, 2019, the Company paid distributions of $570,989, which related to distributions declared for each day in the period from September 1, 2019 through September 30, 2019. All such distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

On November 1, 2019, the Company paid distributions of $590,013, which related to distributions declared for each day in the period from October 1, 2019 through October 31, 2019. All such distributions were paid in cash.
Shares Repurchased
On October 31, 2019, the Company repurchased 2,688 shares of Class T common stock for a repurchase value of $64,000, or $23.81 per Class T common stock, pursuant to the Company’s share repurchase program.
Restricted Stock Grant
On November 7, 2019, the Company granted 1,000 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2019 annual meeting of stockholders.
Declaration of Distributions
On November 6, 2019, the board of directors of the Company approved and authorized cash distributions to the holders of Class A common stock, Class R common stock and Class T common stock, such distributions to (1) accrue daily to the stockholders of record as of the close of business on each day during the period commencing on January 1, 2020 and ending on March 31, 2020; (2) be payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month; and (3) be calculated at a rate of $0.004098 per Class A share, per Class R share and Class T share per day.

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

•
completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs;

•	failure to complete the Merger could negatively impact our future business and financial results;

•
the pendency of the Merger, including as a result of the restrictions on the operation of our business during the period between signing the related merger agreement and the completion of the Merger, could adversely affect our business and operations;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

PART I — FINANCIAL INFORMATION (continued)

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
Overview
We were formed on July 29, 2015, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. We own and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2019, we owned ten multifamily properties comprised of 2,775 apartment homes.
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
As of August 31, 2018, the date we terminated our Primary Offering, we had sold 3,483,706 shares of Class A common stock, 474,357 shares of Class R common stock and 4,572,889 shares of Class T common stock in our Public Offering for gross proceeds of $85,801,001, $10,672,273 and $108,706,960, respectively, and $205,180,234 in the aggregate, including 111,922 shares of Class A common stock, 8,450 shares of Class R common stock and 145,838 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $2,658,156, $190,125 and $3,298,847, respectively. As of September 30, 2019, we had sold 3,528,797 shares of Class A common stock, 479,529 shares of Class R common stock and 4,654,978 shares of Class T common stock in our Public Offering for gross proceeds of $86,834,671, $10,788,788 and $110,559,107, respectively, and $208,182,566 in the aggregate, including 157,012 shares of Class A common stock, 13,622 shares of Class R common stock and 227,925 shares of Class T common stock issued pursuant to our DRP for gross offering proceeds of $3,691,826, $306,640 and $5,150,991, respectively. We suspended the DRP effective with distributions that began to accrue on February 1, 2019.
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

PART I — FINANCIAL INFORMATION (continued)

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
Pending Merger with Steadfast Apartment REIT, Inc.

On August 5, 2019, we, STAR, STAR Operating Partnership, our Operating Partnership and STAR III Merger Sub entered into the STAR III Merger Agreement.

Subject to the terms and conditions of the STAR III Merger Agreement, we will merge with and into STAR III Merger Sub, with STAR III Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the MGCL, our separate existence shall cease.

At the effective time of the Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of our common stock, will be converted into the right to receive 1.430 shares of STAR Common Stock.

The obligations of each party to consummate the Merger is subject to a number of conditions, including receipt of the STAR III Stockholder Approval of the Merger and of an amendment to the Charter to delete certain provisions regarding roll-up transactions.
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

The combined company after the merger(s) will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.

For additional information on the Merger, see our Current Report on Form 8-K filed with the SEC on August 6, 2019.

Market Outlook
We believe economic and demographic trends will benefit our existing portfolio and we have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, approximately 30% of Millennials are still living with their parents or are

PART I — FINANCIAL INFORMATION (continued)

still in school. When they are employed, Millennials will likely rent moderate income apartments based upon an average income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of September 30, 2019, we owned the ten multifamily apartment communities listed below:

							Average Monthly Occupancy(2)		Average Monthly Rent(3)
	Property Name	Location	Purchase Date	Number of Units	Total Purchase Price	Mortgage Debt Outstanding(1)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
1	Carriage House Apartment Homes	Gurnee, IL	5/19/2016	136	$7,525,000	$5,638,098	88.3%	86.8%	$887	$818
2	Bristol Village Apartments	Aurora, CO	11/17/2016	240	47,400,000	34,033,421	94.2%	91.9%	1,415	1,374
3	Canyon Resort at Great Hills Apartments	Austin, TX	12/29/2016	256	44,500,000	31,583,615	96.5%	94.3%	1,346	1,313
4	Reflections on Sweetwater Apartments	Lawrenceville, GA	1/12/2017	280	33,288,337	30,001,137	93.0%	93.4%	1,148	1,071
5	The Pointe at Vista Ridge Apartments	Lewisville, TX	5/25/2017	300	45,188,223	29,964,563	95.0%	92.6%	1,290	1,228
6	Belmar Villas	Lakewood, CO	7/21/2017	318	64,503,255	46,925,464	96.3%	90.0%	1,376	1,329
7	Ansley at Princeton Lakes	Atlanta, GA	8/31/2017	306	44,594,087	32,219,902	93.4%	91.4%	1,220	1,146
8	Sugar Mill Apartments	Lawrenceville, GA	12/7/2017	244	36,305,492	24,659,302	94.7%	94.6%	1,183	1,139
9	Avery Point Apartments	Indianapolis, IN	12/15/2017	512	45,829,836	31,083,091	91.0%	94.2%	833	809
10	Cottage Trails at Culpepper Landing	Chesapeake, VA	5/31/2018	183	31,118,698	21,408,862	94.9%	90.6%	1,275	1,338
				2,775	$400,252,928	$287,517,455	93.7%	92.4%	$1,183	$1,136
______________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At September 30, 2019, our portfolio was approximately 96.4% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
Distributions
Our board of directors has historically declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We have and may continue to declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. For information on distribution rates paid during the three and nine months ended September 30, 2019 and 2018, refer to Note 6 (Stockholders’ Equity) to our unaudited consolidated financial statements included in this Quarterly Report.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the first, second and third fiscal quarters of 2019, along with the amount of distributions reinvested pursuant to the DRP were as follows:

			Distributions Paid(2)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Provided by (Used in) Operating Activities
First Quarter 2019	$3,193,787	$0.370	$2,168,613	$1,094,956	$3,263,569	$—	$3,263,569	$(1,116,143)
Second Quarter 2019	3,221,597	0.374	3,260,785	—	3,260,785	127,491	3,133,294	127,491
Third Quarter 2019	3,245,162	0.378	3,249,014	—	3,249,014	318,743	2,930,271	318,743
	$9,660,546	$1.122	$8,678,412	$1,094,956	$9,773,368	$446,234	$9,327,134	$(669,909)
____________________
(1) Assumes each share was issued and outstanding each day during the periods presented.
(2) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2019, we paid aggregate distributions of $3,249,014 and $9,773,368, including $3,249,014 and $8,678,412 of distributions paid in cash and 0 and 48,578 shares of our common stock issued pursuant to our DRP for $0 and $1,094,956, respectively. For the three and nine months ended September 30, 2019, our net loss was $3,157,665 and $11,767,865, we had funds from operations, or FFO, of $807,611 and $(194,068) and net cash provided by (used in) operations of $318,743 and $(669,909), respectively. For the three and nine months ended September 30, 2019, we funded $318,743 and $446,234, or 10% and 5%, and $2,930,271 and $9,327,134 or 90% and 95% of total distributions paid, including shares issued pursuant to our DRP, from cash flow from operations and with proceeds from our Public Offering, respectively. Since inception, of the $26,578,224 in total distributions paid through September 30, 2019, including shares issued pursuant to our DRP, 7% of such amounts were funded from cash flow from operations and 93% were funded from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

As of September 30, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2019, our debt was approximately 66% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We expect that our overall borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) plus the value of our other investments. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $21,803,455 as of September 30, 2019;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	cash from operations.
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
Refinancing Transactions
On May 31, 2019, three of our indirect wholly-owned subsidiaries, the Borrowers, terminated the existing mortgage loan with their lenders for an aggregate principal amount of $87,122,000 and entered into a new Loan Agreement with, as applicable, PNC Bank and Newmark for an aggregate principal amount of $94,861,000 (the “Refinancing Transactions”). Each Borrower entered into a Loan Agreement with the applicable lender pursuant to the Fannie Mae’s Green Execution Program, as evidenced by a multifamily note. Pursuant to the GEP, the applicable Lender originates the mortgage loan and then transfers the loan to Fannie Mae. Each Loan Agreement provides for a term loan with a Maturity Date of June 1, 2029, unless the Maturity Date is accelerated in accordance with the Loan terms. Each Loan with Newmark accrues interest at a fixed rate of 3.73% per annum. The Loan with PNC Bank accrues interest at a fixed rate of 3.82% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the Maturity Date. Interest and principal payments on the Loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing July 1, 2019. We paid $491,655 in the aggregate in loan origination fees to the Lenders in connection with the Refinancing Transactions, and paid the Advisor a loan coordination fee of $711,459.
Cash Flows (Used in) Provided by Operating Activities
As of September 30, 2019, we owned 10 multifamily properties. During the nine months ended September 30, 2019, net cash used in operating activities was $669,909 compared to net cash provided by operating activities of $298,401 for the nine months ended September 30, 2018. The increase in net cash used in operating activities is primarily due to an increase in net loss, a decrease in accounts payable and accrued liabilities and a decrease in due to affiliates compared to the nine months ended September 30, 2018. We expect to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2019, net cash used in investing activities was $5,809,501 compared to $35,085,973 during the nine months ended September 30, 2018. The decrease in net cash used in investing activities was primarily the result of no acquisitions of multifamily properties during the nine months ended September 30, 2019, compared to our acquisition of one multifamily property during the nine months ended September 30, 2018. Net cash used in investing activities during the nine months ended September 30, 2019 consisted of the following:

•	$6,101,689 of cash used for improvements to real estate investments; and

•	$292,188 of cash provided by insurance claim recoveries.
Cash Flows (Used in) Provided by Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities was $7,211,779, compared to net cash provided by financing activities of $55,988,824 during the nine months ended September 30, 2018. The decrease in net cash provided by financing activities was primarily due to an increase in principal payments on mortgage notes payable, a decrease in net proceeds from our Public Offering, increases in distributions to holders of common stock and repurchases of common stock, partially offset by an increase in proceeds from the issuance of mortgage notes payable. Net cash provided by financing activities during the nine months ended September 30, 2019, consisted of the following:

•
$7,070,902 of net proceeds from mortgage notes payable, consisting of $94,861,000 of proceeds from the issuance of mortgage notes payable, principal payments on mortgage notes payable of $87,148,994 and deferred financing costs in the amount of $641,104;

•	$3,680,816 of cash used for the reimbursement of other offering costs to our Advisor and its affiliates;

•	$170 of payments for debt extinguishment costs;

•	$8,678,412 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,094,956; and

•	$1,923,283 of cash paid for the repurchase of common stock.

PART I — FINANCIAL INFORMATION (continued)

Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. At September 30, 2019, our debt was approximately 66% of the value of our properties as determined by the most recent valuation performed by an independent third-party appraiser as of June 30, 2018. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property is determined by an independent third-party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we would monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2019, we had indebtedness totaling $287,517,455, comprised of an aggregate principal amount of $289,278,006, and net deferred financing costs of $1,760,551. The following is a summary of our contractual obligations as of September 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$85,815,488	$2,927,528	$23,429,800	$23,059,638	$36,398,522
Principal payments on outstanding debt obligations(2)	289,278,006	26,994	2,210,845	5,916,954	281,123,213
Total	$375,093,494	$2,954,522	$25,640,645	$28,976,592	$317,521,735
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2019. We incurred interest expense of $3,077,197 and $10,014,805 during the three and nine months ended September 30, 2019, including amortization of deferred financing costs totaling $70,830 and $192,333, net unrealized losses from the change in fair value of interest rate cap agreements of $11,021 and $375,637, loan fees of $0 and $171,162 and interest rate cap proceeds of $0 and $1,668, respectively.

(2)
Scheduled principal payments on outstanding debt obligations are based on the terms of the mortgage note agreements. Amounts exclude the net deferred financing costs associated with the mortgage notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2019, and December 31, 2018, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. We commenced real estate operations on May 19, 2016, in connection with the acquisition of our first investment. We owned ten multifamily properties as of September 30, 2019 and 2018. Our results of operations for the three and nine months ended September 30, 2019 and 2018, are not indicative of those expected in future periods. The increase in rents are the primary cause of the increase in our operating income and expenses, as further discussed below. In general, we

PART I — FINANCIAL INFORMATION (continued)

expect that our income and expenses related to our real estate investments will increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income (“NOI”). For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018
The following table summarizes the consolidated results of operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	Change $	Change %
Total revenues	$10,512,119	$9,905,011	$607,108	6%
Operating, maintenance and management	(3,032,045)	(2,829,019)	(203,026)	(7)%
Real estate taxes and insurance	(1,244,074)	(1,198,477)	(45,597)	(4)%
Fees to affiliates	(1,643,653)	(1,528,770)	(114,883)	(8)%
Depreciation and amortization	(3,965,495)	(3,866,775)	(98,720)	(3)%
Interest expense	(3,077,197)	(2,998,775)	(78,422)	(3)%
General and administrative expenses	(1,582,320)	(1,039,453)	(542,867)	(52)%
Other income	875,000	—	875,000	100%
Net loss	$(3,157,665)	$(3,556,258)	$398,593	11%

NOI(1)	$5,529,116	$5,427,077	$102,039	2%
FFO(2)	$807,611	$310,517	$497,094	160%
MFFO(2)	$818,632	$189,297	$629,335	332%
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

PART I — FINANCIAL INFORMATION (continued)

Net loss
For the three months ended September 30, 2019, we had a net loss of $3,157,665 compared to a net loss of $3,556,258 for the three months ended September 30, 2018. The decrease in net loss of $398,593 over the comparable prior year period was primarily due to the increase in other income of $875,000 and the increase in total revenues of $607,108, partially offset by the increase in operating, maintenance and management expenses of $203,026, the increase in real estate taxes and insurance of $45,597, the increase in fees to affiliates of $114,883, the increase in depreciation and amortization expense of $98,720, the increase in interest expense of $78,422 and the increase in general and administrative expenses of $542,867.
Total revenues
Total revenues were $10,512,119 for the three months ended September 30, 2019, compared to $9,905,011 for the three months ended September 30, 2018. The increase of $607,108 was primarily due to an increase in average monthly rents per unit from $1,130 as of September 30, 2018, to $1,183 as of September 30, 2019, and the increase in occupancy from 93.5% as of September 30, 2018 to 93.7% as of September 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2019, were $3,032,045 compared to $2,829,019 for the three months ended September 30, 2018. The increase of $203,026 was primarily due to an increase in legal fees and payroll costs at one of our multifamily properties during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. We expect these amounts to decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,244,074 for the three months ended September 30, 2019, compared to $1,198,477 for the three months ended September 30, 2018. The increase of $45,597 was due to increases in insurance expenses at our multifamily properties in addition to increases in real estate taxes as a result of increases in assessed values in Georgia and Texas during the three months ended September 30, 2019. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $1,643,653 for the three months ended September 30, 2019, compared to $1,528,770 for the three months ended September 30, 2018. The increase of $114,883 was primarily due to the increase in the reimbursement of property related software costs during the three months ended September 30, 2019, and to a lesser extent from an increase in investment management fees as a result of the increase in the cost of investment from additions to our real estate assets. We expect fees to affiliates related to the ongoing management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $3,965,495 for the three months ended September 30, 2019, compared to $3,866,775 for the three months ended September 30, 2018. The increase of $98,720 was primarily due to the net increase in depreciable and amortizable assets of $7,357,381 since September 30, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2019, was $3,077,197 compared to $2,998,775 for the three months ended September 30, 2018. The increase of $78,422 was primarily due to unrealized loss on derivative instruments of $11,021 in the three months ended September 30, 2019, compared to an unrealized gain of $120,720 for the three months ended September 30, 2018. Our interest expense in future periods will vary based on the changes to the one-month London Interbank Offered Rate (LIBOR) and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I — FINANCIAL INFORMATION (continued)

General and administrative expenses
General and administrative expenses for the three months ended September 30, 2019, were $1,582,320 compared to $1,039,453 for the three months ended September 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $542,867 was due to the increase in legal fees and expenses related to the proposed Merger and director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenue.
Other income
Other income for the three months ended September 30, 2019, was $875,000 compared to $0 for the three months ended September 30, 2018. The increase of $875,000 was due to proceeds from a legal settlement at one of our multifamily properties during the three months ended September 30, 2019.
Consolidated Results of Operations for the Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018	Change $	Change %
Total revenues	$30,801,984	$27,966,803	$2,835,181	10%
Operating, maintenance and management	(7,996,145)	(7,707,048)	(289,097)	(4)%
Real estate taxes and insurance	(4,422,914)	(3,841,903)	(581,011)	(15)%
Fees to affiliates	(5,586,812)	(4,274,781)	(1,312,031)	(31)%
Depreciation and amortization	(11,574,455)	(12,804,145)	1,229,690	10%
Interest expense	(10,014,805)	(7,909,070)	(2,105,735)	(27)%
Loss on debt extinguishment	(167,469)	—	(167,469)	(100)%
General and administrative expenses	(3,682,249)	(2,437,314)	(1,244,935)	(51)%
Other income	875,000	—	875,000	100%
Net loss	$(11,767,865)	$(11,007,458)	$(760,407)	(7)%

NOI(1)	$16,285,667	$15,235,228	$1,050,439	7%
FFO(2)	$(194,068)	$1,796,687	$(1,990,755)	(111)%
MFFO(2)	$349,038	$1,133,529	$(784,491)	(69)%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2019, we had a net loss of $11,767,865 compared to $11,007,458 for the nine months ended September 30, 2018. The increase in net loss of $760,407 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $289,097, the increase in real estate taxes and insurance of $581,011, the increase in fees to affiliates of $1,312,031, the increase in interest expense of $2,105,735, the increase in loss on debt extinguishment of $167,469 and the increase in general and administrative expenses of $1,244,935, partially offset by the increase in total revenues of $2,835,181, a decrease in depreciation and amortization expense of $1,229,690 and an increase in other income of $875,000.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $30,801,984 for the nine months ended September 30, 2019, compared to $27,966,803 for the nine months ended September 30, 2018. The increase of $2,835,181 was primarily due to experiencing a full period of operations with respect to the acquisition of the one multifamily property acquired during the nine months ended September 30, 2018, the increase in average monthly rents per unit from $1,130 as of September 30, 2018, to $1,183 as of September 30, 2019 and the increase in occupancy from 93.5% as of September 30, 2018 to 93.7% as of September 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $7,996,145 for the nine months ended September 30, 2019, compared to $7,707,048 for the nine months ended September 30, 2018. The increase of $289,097 was primarily due an increase in legal fees and turnover costs at one of our multifamily properties the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $4,422,914 for the nine months ended September 30, 2019, compared to $3,841,903 for the nine months ended September 30, 2018. The increase of $581,011 was primarily due to increases in real estate taxes as a result of increases in assessed values in Georgia during the nine months ended September 30, 2019 and the acquisition of one multifamily property during the nine months ended September 30, 2018, experiencing a full period of operations during the nine months ended September 30, 2019. We expect these amounts may increase in future periods as a result of increases in municipal property tax rates as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $5,586,812 for the nine months ended September 30, 2019, compared to $4,274,781 for the nine months ended September 30, 2018. The increase of $1,312,031 was primarily due to loan coordination fees payable to our advisor of $711,458 from the refinancing of three multifamily properties during the nine months ended September 30, 2019, and to a lesser extent from an increase in investment management fees as a result of the increase in the cost of investment from additions to our real estate assets and the acquisition of one multifamily property during the nine months ended September 30, 2018, that experienced a full period of operations during the nine months ended September 30, 2019. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $11,574,455 for the nine months ended September 30, 2019, compared to $12,804,145 for the nine months ended September 30, 2018. The decrease of $1,229,690 was primarily due to the decrease in amortization of tenant origination and absorption costs, partially offset by the net increase in depreciable and amortizable assets of $7,357,381 since September 30, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2019 was $10,014,805 compared to $7,909,070 for the nine months ended September 30, 2018. The increase of $2,105,735 was primarily due to additional mortgage notes payable, net of $7,490,977 since September 30, 2018, in connection with the refinancing of three multifamily properties during the nine months ended September 30, 2019, and the increase in unrealized losses on derivative instruments of $1,041,082, from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Also included in interest expense is the amortization of deferred financing costs of $192,333 and $174,120 and loan costs of $171,162 and $0, respectively, for the nine months ended September 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on the changes to LIBOR and its impact on our variable rate debt and our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I — FINANCIAL INFORMATION (continued)

Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2019, was $167,469 compared to $0 for the nine months ended September 30, 2018. These expenses consisted of the expense of deferred financing costs, net related to the refinancing of one mortgage note payable during the nine months ended September 30, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2019, were $3,682,249 compared to $2,437,314 for the nine months ended September 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent directors’ compensation. The increase of $1,244,935 was due to the increase in legal fees and expenses related to the proposed Merger and director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenues.
Other income
Other income for the nine months ended September 30, 2019, was $875,000 compared to $0 for the nine months ended September 30, 2018. The increase of $875,000 was due to proceeds from a legal settlement at one of our multifamily properties during the nine months ended September 30, 2019.
Property Operations for the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2018. As of September 30, 2019, all of our 10 properties were categorized as a same-store property.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	Change $	Change %
Same-store property:
Revenues	$10,335,586	$9,905,011	$430,575	4%
Operating expenses	4,806,470	4,477,934	328,536	7%
NOI	5,529,116	5,427,077	102,039	2%

Non-same-store properties:
NOI	—	—	—

Total NOI(1)	$5,529,116	$5,427,077	$102,039
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store NOI for the three months ended September 30, 2019, was $5,529,116 compared to $5,427,077 for the three months ended September 30, 2018. The 2% increase in same-store NOI was primarily the result of a 4% increase in same-store revenues, partially offset by an 7% increase in same-store operating expenses.

PART I — FINANCIAL INFORMATION (continued)

Revenues
Same-store revenues for the three months ended September 30, 2019, were $10,335,586 compared to $9,905,011 for the three months ended September 30, 2018. The increase of 4% in same-store revenues was primarily due to the increase in average rent at the same-store properties from $1,130 as of September 30, 2018, to $1,183 as of September 30, 2019, as a result of ordinary monthly rent increases and the implementation of our value-enhancement strategy and an increase in occupancy from 93.5% as of September 30, 2018 to 93.7% as of September 30, 2019.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2019, were $4,806,470 compared to $4,477,934 for the three months ended September 30, 2018. The increase of 7% in same-store operating expenses was primarily attributable to increases in insurance, general and administrative expenses across all our multifamily properties as well as an increase in legal fees at one of our multifamily properties during the three months ended September 30, 2019.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. ASU 2017-01 now forms part of ASC 805.
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
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASC 805), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,157,665)	$(3,556,258)	$(11,767,865)	$(11,007,458)
Fees to affiliates(1)	1,113,302	1,078,332	4,033,083	3,092,157
Depreciation and amortization	3,965,495	3,866,775	11,574,455	12,804,145
Interest expense	3,077,197	2,998,775	10,014,805	7,909,070
Loss on debt extinguishment	—	—	167,469	—
General and administrative expenses	1,582,320	1,039,453	3,682,249	2,437,314
Other gains(2)	(1,051,533)	—	(1,418,529)	—
NOI	$5,529,116	$5,427,077	$16,285,667	$15,235,228
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2019, exclude property management fees of $314,926 and $948,497 and other reimbursements of $215,425 and $605,232, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2018, exclude property management fees of $312,333 and $870,242 and other reimbursements of $138,105 and $312,382, respectively, that are included in NOI.

(2) Other gains for the three and nine months ended September 30, 2019 include non-recurring insurance claim recoveries, legal settlement proceeds and interest income that are not included in NOI. There was no other gain activity for the three and nine months ended September 30, 2018.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(3,157,665)	$(3,556,258)	$(11,767,865)	$(11,007,458)
Depreciation of real estate assets	3,965,276	3,638,560	11,573,797	10,304,728
Amortization of lease-related costs	—	228,215	—	2,499,417
FFO	807,611	310,517	(194,068)	1,796,687
Acquisition fees and expenses(1)(2)	—	(500)	—	2,287
Unrealized loss (gain) on derivative instruments	11,021	(120,720)	375,637	(665,445)
Loss on debt extinguishment	—	—	167,469	—
MFFO	$818,632	$189,297	$349,038	$1,133,529
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the Advisor or third parties. Acquisition fees and expenses under GAAP historically were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition expenses for the three and nine months ended September 30, 2019 and 2018, of $0 and $0 and ($500) and $2,287, respectively, did not meet the criteria for capitalization under ASC 805 and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. No acquisition fees were incurred that did not meet the criteria for capitalization under ASC 805 for the three and nine months ended September 30, 2019 and 2018.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2019, the fair value of our fixed rate debt was $219,483,258 and the carrying value of our fixed rate debt was $218,075,840. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2019, the fair value of our variable rate debt was $69,549,350 and the carrying value of our variable rate debt was $69,441,615. At September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $69,441,615 of our outstanding variable rate debt. Based on interest rates as of September 30, 2019, if interest rates are 100 basis points higher during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase by $708,643 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would decrease by $708,642.
At September 30, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.91% and 4.29%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.00% at September 30, 2019. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2019 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2019, where applicable.
We are also exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for our interest rate cap agreements as of September 30, 2019, were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) of our unaudited consolidated financial statements included in this quarterly report.

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 15, 2019 and in our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act.
During the three months ended September 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2019	—	31,243	$21.38	(4)
August 2019	2,688	—	—	(4)
September 2019	—	—	—	(4)
	2,688	31,243
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At September 30, 2019, we had $64,000, representing 2,688 Class T shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 31, 2019.

(2)	For three months ended September 30, 2019, we repurchased shares at prices determined as follows:

•	92.5% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least one year;

•	95.0% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least two years;

•	97.5% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least three years; and

•	100% of the lesser of Purchase Price or Estimated Value per Share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or disability will be equal to the average issue price per share for all of the stockholder’s shares. The required one-year holding period does not apply to repurchases requested within 270 days after the death or disability of a stockholder.

PART II — OTHER INFORMATION (continued)

(3)	For the three months ended September 30, 2019, the sources of the cash used to repurchase shares were 100% from existing cash and cash equivalents.

(4)
The number of shares that may be repurchased pursuant to the share repurchase program during any calendar year is limited to the lesser of (1) 5% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. In connection with the proposed Merger, on August 5, 2019, our board of directors approved the Amended & Restated SRP, which became effective September 5, 2019, and applied beginning with repurchases made on repurchase dates (as defined in the Amended & Restated SRP) subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, we will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP.

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Steadfast Apartment REIT III, Inc.

Date:	November 8, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)